Form 10-K/A
period 2020-12-31
Roman DBDR Tech Acquisition Corp.
filed 2021-05-25
CIK 1823144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

As of May 24, 2021 there were 23,156,000 shares of Class A common stock, par value $0.0001 per share and 5,789,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Roman DBDR Tech Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 29, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 (the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 24, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants, compensation expense, and transaction costs associated with the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on November 17, 2020 or its quarterly report on Form 10-Q filed on November 29, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Note 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 29, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

 Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001;

•	“Class B common stock” are to Class B common stock of the Company, par value $0.0001;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement, and the shares of our Class A common stock issued upon the conversion thereof as provided elsewhere in this Report;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company in November 2020;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Marcum” are to Marcum LLP, the Company’s independent registered public accounting firm;

•	“Nasdaq” are to the Nasdaq Capital Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

v

•	“Registration Statement” are to the Form S-1 filed with the SEC on October 5, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Roman DBDR Tech Sponsor LLC, a Delaware limited liability company;

•	“TMT” are to technology, media and telecom;

•	“trust account” are to the trust account in which certain proceeds of the sale of the units in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

•	warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “Company” or “our Company” are to Roman DBDR Tech Acquisition Corp.

PART I

Item 1.	Business.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of our initial public offering and the concurrent private placement, we have 22,415,400 warrants outstanding (comprised of the 11,578,000 public warrants included in the units and the 10,837,400 private placement warrants). We have recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The warrant liability is adjusted for the change in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 24, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected period.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from August 21, 2020 (inception) through December 31, 2020, we had a net loss of $5,340,678, which consists of formation costs of $188,995, change in fair value of warrant liability of $3,810,618, compensation expense of $650,244, and transaction costs associated with Initial Public Offering of $714,710 offset by interest income on marketable securities held in the Trust Account of $22,970 and an unrealized gain on marketable securities held in the Trust Account of $919.

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

For the period from August 21, 2020 (inception) through December 31, 2020, cash used in operating activities was $525,572. Net loss of $5,340,678 was affected by interest earned on marketable securities held in the Trust Account of $22,970, change in fair value of warrant liability of $4,460,862, transaction costs associated with Initial Public Offering of $714,710, an unrealized gain on marketable securities held in the Trust Account of $919 and changes in operating assets and liabilities, which used $336,577 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s Warrants as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dr. Donald G. Basile	55	Chairman and Co-Chief Executive Officer
Dixon Doll, Jr.	53	Co-Chief Executive Officer
John C. Small	53	Chief Financial Officer
Dixon Doll	78	Senior Director
Alan Clingman	61	Director
Paul Misir	48	Director
Arun Abraham	39	Director
James L. Nelson	72	Director

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

ROMAN DBDR TECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Roman DBDR Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Roman DBDR Tech Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY

March 29, 2021 except for the effects of the restatement discussed in Note 2, as to which the date is May 24, 2021

ROMAN DBDR TECH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current Assets
Cash	$603,615
Prepaid expenses	434,689
Total Current Assets	1,038,304

Cash and marketable securities held in Trust Account	236,215,089
TOTAL ASSETS	$237,253,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$98,112
Total Current Liabilities	98,112

Warrant liability	27,455,162
Deferred underwriting payable	8,104,600
Total Liabilities	35,657,874

Commitments

Class A common stock subject to possible redemption, 19,274,070 shares at redemption value	196,595,514

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,881,930 issued and outstanding (excluding 19,274,070 shares subject to possible redemption)	389
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,789,000 shares issued and outstanding	579
Additional paid-in capital	10,339,715
Accumulated deficit	(5,340,678)
Total Stockholders’ Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,253,393

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

For the Period
from
August 21,
2020
(Inception)
Through
December 31,
2020
Operating and formation costs	$188,995
Loss from operations	(188,995)

Other expense:
Change in fair value of derivative liability: Private Placement Warrants	(1,842,358)
Change in fair value of derivative liability: Public Warrants	(1,968,260)
Transaction costs: Private Placement Warrants	(22,475)
Transaction costs: Private Public Warrants	(692,235)
Compensation Expense	(650,244)
Interest earned on marketable securities held in Trust Account	22,970
Unrealized gain on marketable securities held in Trust Account	919
Other expense, net	(5,151,683)

Loss before provision for income taxes	(5,340,678)
Provision for income taxes	—
Net loss	$(5,340,678)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	19,525,316
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Common stock	7,018,311
Basic and diluted net loss per share, Common stock	(0.76)

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 21, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Sale of 23,156,000 Units, net of underwriting discounts	23,156,000	2,315	—	—	206,908,882	—	206,911,197

Forfeiture of Founder Shares	—	—	(536,000)	(54)	54	—	—

Class A common stock subject to possible redemption	(19,274,070)	(1,926)	—	—	(196,593,588)	—	(196,595,514)

Net loss	—	—	—	—	—	(5,340,678)	(5,340,678)
Balance – December 31, 2020	3,881,930	$389	5,789,000	$579	$10,339,715	$(5,340,678)	$5,000,005

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(5,340,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,970)
Change in fair value of warrant liability	4,460,862
Transaction costs associated with Initial Public Offering	714,710
Unrealized gain on marketable securities held in Trust Account	(919)
Changes in operating assets and liabilities:
Prepaid expenses	(434,689)
Accrued expenses	98,112
Net cash used in operating activities	(525,572)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,191,200)
Net cash used in investing activities	(236,191,200)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,928,800
Proceeds from sale of Private Placement Warrants	10,837,400
Proceeds from promissory note – related party	95,657
Repayment of promissory note – related party	(95,657)
Payment of offering costs	(445,813)
Net cash provided by financing activities	237,320,387

Net Change in Cash	603,615
Cash – Beginning of period	—
Cash – End of period	$603,615

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$200,570,524
Change in value of Class A common stock subject to possible redemption	$(3,975,006)
Deferred underwriting fee payable	$8,104,600
Payment of offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000
Forfeiture of Founder Shares	$(54)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of November 5, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on November 10, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 10, 2020 (audited)
Warrant Liability	$—	$22,547,500	$22,547,500
Class A Common Stock Subject to Possible Redemption	212,828,471	(22,547,500)	190,280,971
Class A Common Stock	113	222	335
Additional Paid-in Capital	4,999,970	1,303,608	6,303,578
Accumulated Deficit	(712)	(1,303,830)	(1,304,542)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$27,455,162	$27,455,162
Class A Common Stock Subject to Possible Redemption	224,050,680	(27,455,162)	195,595,518
Common Stock	119	270	389
Additional Paid-in Capital	5,164,409	5,175,301	10,339,710
Accumulated Deficit	(165,106)	(5,175,571)	(5,340,677)
Stockholders’ Equity	5,000,001	4	5,000,005

Statement of Operations for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(4,460,862)	$(4,460,862)
Transaction costs associated with Initial Public Offering	—	(714,710)	(714,710)
Net loss	(165,106)	(5,175,572)	(5,340,678)
Weighted average shares outstanding, Common stock subject to possible redemption	21,828,647	(2,303,331)	19,525,316
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common stock	6,078,552	939,759	7,018,311
Basic and diluted net loss per share, Common stock	(0.03)	(0.73)	(0.76)

Cash Flow Statement for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Net loss	(165,106)	(5,175,572)	(5,340,678)
Change in fair value of warrant liability	$—	$(4,460,862)	$(4,460,862)
Transaction costs associated with Initial Public Offering	—	(714,710)	(714,710)
Initial classification of Class A common stock subject to possible redemption	224,215,068	(23,644,544)	200,570,524
Change in value of Class A common stock subject to possible redemption	(164,388)	(3,810,618)	(3,975,006)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability (Restated)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Offering Costs

The company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $13,206,613, which consists of $4,631,200 of upfront underwriting fees, $8,104,600 of deferred underwriting fees (further discussed in Note 6) and $470,813 of other offering costs, of which $714,710 was charged to expense and $12,491,903 was charged to Stockholders’ equity.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from August 21, 2020 (inception) Through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$22,970
Unrealized gain on marketable securities held in Trust Account	919
Less: interest available to be withdrawn for payment of taxes	(23,889)
Net Income	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,525,316
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(5,340,678)
Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(5,340,678)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable common stock,	7,018,311
Basic and diluted net loss per share, Non-Redeemable	$(0.76)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 3,881,930 shares of Class A common stock issued and outstanding, excluding 19,274,070 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Warrant issuance costs	(2.8)%
Expenses related to warrants	(2.6)%
Change in fair value of warrant liability	(15.0)%
Change in valuation allowance	(0.6)%
Income tax provision	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS (Restated)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$236,214,150

Liabilities:
Warrant Liability – Public Warrants	1	14,125,160
Warrant Liability – Private Placement Warrants	3	13,330,002

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 5, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement (which includes valuation for the over-allotment exercise on November 17, 2020) and for subsequent measurement (Private Placement Warrants only):

Input	November 5, 2020 (Initial Measurement)	December 31, 2020 (Subsequent Measurement)
Risk-free interest rate	0.36	0.37%
Expected term (years)	5	5.05
Expected volatility	20.0	18.5%
Exercise price	$11.50	$11.50
Fair value of Units	$10.00	10.11

On November 5, 2020 (after including the impact of the underwriters partial exercise of their overallotment option on November 17, 2020), the Private Placement Warrants were determined to have a value of $1.06 per warrant and the Public Warrants were determined to be $1.05 per warrant for aggregate values of $11.5 million and $12.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 21, 2020	$—	$—	$—
Initial measurement on November 5, 2020	11,487,644	12,156,000	23,156,900
Change in valuation inputs or other assumptions	1,842,358	1,968,260	3,810,618
Fair value as of December 31, 2020	$13,330,002	$14,125,160	$27,455,162

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $12,156,000 during the period from November 5, 2020 through December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 5, 2020, by and among the Company and B. Riley Securities, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated November 5, 2020, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.***
10.1	Letter Agreement, dated November 5, 2020, by and among the Company, its officers, its directors and certain security holders. (3)
10.2	Investment Management Trust Agreement, dated November 5, 2020, by and between the Company and Continental, as trustee. (3)
10.3	Registration and Shareholder Rights Agreement, dated November 5, 2020, by and between the Company and the sponsor. (3)
10.4	Administrative Support Agreement, dated November 5, 2020, by and between the Company and the sponsor. (3)
10.5	Private Placement Warrants Purchase Agreement, dated November 5, 2020, by and between the Company and the sponsor. (3)
10.6	Promissory Note, dated August 26, 2020, issued to the sponsor. (1)
10.7	Securities Subscription Agreement, dated August 26, 2020, between the Company and the sponsor. (1)
10.8	Form of Indemnity Agreement. (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.3	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter. (2)
99.1	Compensation Committee Charter. (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
** ***	Furnished herewith Previously filed

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 5, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 19, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 10, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	ROMAN DBDR TECH ACQUISITION CORP.

	By:	/s/ Dr. Donald G. Basile
	Name:	Dr. Donald G. Basile
	Title:	Co-Chief Executive Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Donald G. Basile	Co-Chief Executive Officer	May 24, 2021
Dr. Donald G. Basile	(Co-Principal Executive Officer)

/s/ Dixon Doll, Jr.	Co-Chief Executive Officer	May 24, 2021
Dixon Doll, Jr.	(Co-Principal Executive Officer)

/s/ John C. Small	Chief Financial Officer	May 24, 2021
John C. Small	(Principal Financial and Accounting Officer)

/s/ Dixon Doll	Director	May 24, 2021
Dixon Doll

/s/ Alan Clingman	Director	May 24, 2021
Alan Clingman

/s/ Paul Misir	Director	May 24, 2021
Paul Misir

/s/ Arun Abraham	Director	May 24, 2021
Arun Abraham

/s/ James L. Nelson	Director	May 24, 2021
James L. Nelson