Form 10-Q
period 2021-03-31
Roman DBDR Tech Acquisition Corp.
filed 2021-05-25
CIK 1823144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 23,156,000 shares of Class A common stock, par value $0.0001 per share, and 5,789,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR TECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements. (Unaudited)

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$414,305	$603,615
Prepaid expenses	416,706	434,689
Total Current Assets	831,011	1,038,304

Cash and marketable securities held in Trust Account	236,280,800	236,215,089
TOTAL ASSETS	$237,111,811	$237,253,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,336,414	$98,112
Income taxes payable	—	—
Promissory note — related party	—	—
Total Current Liabilities	1,336,414	98,112
Derivative Liability – Private Placement Warrants	8,344,798	13,330,002
Derivative Liability – Public Warrants	8,799,290	14,125,160
Deferred underwriting fee payable	8,104,600	8,104,600
TOTAL LIABILITIES	26,585,092	35,657,874

Commitments and Contingencies

Class A common stock subject to possible redemption 20,149,678 and 19,274,070 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	205,526,716	196,595,514

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,006,322 and 3,881,930 shares issued and outstanding (excluding 20,149,678 and 19,274,070 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	301	389
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,789,000 shares issued and outstanding, at March 31, 2021 and December 31, 2020	579	579
Additional paid-in capital	1,408,601	10,339,715
Retained earnings (accumulated deficit)	3,590,522	(5,340,678)
Total Stockholders’ Equity	5,000,003	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,111,811	$237,253,393

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$1,445,595
Loss from operations	(1,445,595)

Other income:
Interest earned on marketable securities held in Trust Account	41,257
Unrealized gain on marketable securities held in Trust Account	24,454
Change in fair value of Derivative Liability: Private Placement Warrants	4,985,204
Change in fair value of Derivative Liability: Public Warrants	5,325,880
Other income	10,376,795

Income before (provision for) benefit from income taxes	8,931,200
(Provision for) Benefit from income taxes	—
Net income	$8,931,200

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	20,149,678
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.44
Basic and diluted weighted average shares outstanding, Common stock	9,670,930
Basic and diluted net loss per share, Common stock	$0.92

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	3,881,930	$389	5,789,000	$579	$10,339,715	$(5,340,678)	$5,000,005

Change in value of Class A common stock subject to possible redemption	(875,608)	(88)	—	—	(8,931,114)	—	(8,931,202)

Net income (loss)	—	—	—	—	—	8,931,200	8,931,200

Balance – March 31, 2021	3,006,322	$301	5,789,000	$579	$1,408,601	$3,590,522	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,931,200
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(10,311,084)
Interest earned on marketable securities held in Trust Account	(41,257)
Unrealized (gain) on marketable securities held in Trust Account	(24,454)
Changes in operating assets and liabilities:
Prepaid expenses	17,983
Accounts payable and accrued expenses	1,238,302
Net cash (used in) operating activities	(189,310)

Net Change in Cash	(189,310)
Cash – Beginning of period	603,615
Cash – End of period	$414,305

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$8,931,202

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from August 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”).

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

MARCH 31, 2021

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity

As of March 31, 2021, the Company had $414,302 in its operating bank accounts, $236,280,800 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and working capital of ($505,403), which excludes franchise and income taxes payable of $50,000, as such amounts may be paid from interest earned on the Trust Account. For the quarter ended March 31, 2021, interest income which is available to pay the Company’s tax obligations amounted to approximately $42,157.

In May 2021, the Sponsor agreed to provide the Company up to $1,500,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant at the option of the lender. As of March 31, 2021, the Company had no outstanding balances under such promissory notes.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 10, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021 and as amended on May 24, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

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

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable shares of common stock outstanding for the period.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Non-redeemable common stock includes Founder Shares (as defined below) and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$41,257
Unrealized gain on marketable securities held in Trust Account	24,454
Less: interest available to be withdrawn for payment of taxes	(52,039)
Net Income allocable to Class A common stock subject to possible redemption	$13,672
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	20,149,678
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income	$8,931,200
Net income allocable to Class A common stock subject to possible redemption	13,672
Non-Redeemable Net Income	$8,917,528
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable common stock,	9,670,930
Basic and diluted net income per share, Non-Redeemable	$0.92

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 6, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $14,450 in fees for these services.

Promissory Note — Related Party

On August 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2021, there was no balance outstanding under the Note. The outstanding balance under the Note of $95,657 was repaid at the closing of the Initial Public Offering on November 10, 2020.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Underwriting Agreement

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,104,600 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,006,322 and 3,881,930 shares of Class A common stock issued or outstanding, excluding 20,149,678 and 19,724,040 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 5,789,000 shares of Class B common stock outstanding.

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

MARCH 31, 2021

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•	if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

MARCH 31, 2021

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

At March 31, 2021, assets held in the Trust Account were comprised of $939 of cash and $236,214,150 of money market funds, which are primarily invested in U.S. Treasury securities. Company did not withdraw any interest income from the Trust Account.

At March 31, 2021, there were 11,578,000 Public Warrants and 10,837,400 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$236,280,800	$236,215,089
Liabilities:
Warrant Liability – Public Warrants	1	8,799,280	14,125,160
Warrant Liability – Private Placement Warrants	3	8,344,798	13,330,002

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement (which includes valuation for the over-allotment exercise on November 17, 2020) and for subsequent measurement (Private Placement Warrants only):

Input	November 5, 2020 (Initial Measurement)	December 31, 2020 (Subsequent Measurement)	March 31, 2021 (Subsequent Measurement)
Risk-free interest rate	0.36	0.37	0.92%
Expected term (years)	5.00	5.05	5.00
Expected volatility	20.0	18.5	13.1%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.48	$10.11	$9.95

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 are as follows:

	Fair Value measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,280,800	$-	$-	$236,280,800
Warrant Derivative Liability:
Public Warrants	$8,799,280	$-	$-	$8,799,280
Private Placement Warrants	-	-	8,344,798	8,344,798
Total Warrant Derivative Liability	$8,799,280	$-	$8,344,798	$17,144,078

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,214,150	$-	$-	$236,214,150
Warrant Derivative Liability:
Public Warrants	$14,125,160	$-	$-	$14,125,160
Private Placement Warrants	-	-	13,330,002	13,330,002
Total Warrant Derivative Liability	$14,125,160	$-	$13,330,002	$27,455,162

There were no transfers into or out of Level 3 during the 3 months ended March 31, 2021.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 21, 2020	$—	$—	$—
Initial measurement on November 6, 2020	11,487,644	12,156,900	23,644,544
Change in valuation inputs or other assumptions	1,842,358	1,968,260	3,810,618
Fair value as of December 31, 2020	$13,330,002	$14,125,160	$27,455,162
Change in valuation inputs or other assumptions	4,985,204	5,325,880	10,311,084
Fair value as of March 31, 2021	$8,344,798	$8,799,280	$17,144,078

NOTE 9. SUBSEQUENT EVENTS

Merger Agreement

On April 19, 2021, Roman DBDR Tech Acquisition Corp, a Delaware corporation (the “Company”), entered into a merger agreement (the “Merger Agreement”) by and among the Company, Roman Parent Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), CompoSecure Holdings, L.L.C., a Delaware limited liability company (“CompoSecure”), and LLR Equity Partners IV, L.P., a Delaware limited partnership (“Member Representative”).

The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) Merger Sub will merge with and into CompoSecure, with CompoSecure surviving as a wholly-owned subsidiary of the Company (the “Merger”); (ii) CompoSecure will amend and restate its limited liability company agreement (the “Second A&R LLCA”) to, among other things, permit the issuance and ownership of interests in CompoSecure as contemplated by the Merger Agreement; (iii) the holders of issued and outstanding equity of CompoSecure will receive a combination of cash consideration, certain newly-issued membership units of CompoSecure (each, a “CompoSecure Unit”) and shares of newly-issued Class B Common Stock of the Company (the “Class B Common Stock”), which will have no economic value, but will entitle the holder to one vote per issued share and will be issued on a one-for-one basis for each CompoSecure Unit retained by the holder following the Merger; (iv) the holders of outstanding options to purchase CompoSecure equity will receive a combination of cash consideration and  options to purchase shares of Class A Common Stock of the Company (the “Class A Common Stock”), and (v) the Company will acquire certain newly-issued membership units of CompoSecure. The Second A&R LLCA, together with an Exchange Agreement to be entered into at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), will provide the holders of CompoSecure Units the right to exchange the CompoSecure Units, together with the cancellation of an equal number of shares of Class B Common Stock, for Class A Common Stock, subject to certain restrictions set forth therein.

Following the Closing, the combined company will be organized in an “Up-C” structure and the Company will control CompoSecure as the managing member of CompoSecure in accordance with the terms of the Second A&R LLCA. Upon the Closing, it is anticipated that the Company will change its name to “CompoSecure, Inc.”

The aggregate consideration to be paid to the holders of CompoSecure equity pursuant to the Merger Agreement is based on an equity value of CompoSecure of approximately $853 million and will consist of:

(i) an amount of cash equal to (A) the amount of cash in the Company’s trust account established for the purpose of holding the net proceeds from its initial public offering and concurrent private placement of warrants (currently $236.2 million), net of any amounts paid to the Company’s shareholders that exercise their redemption rights in connection with the Merger (the “Remaining Trust Cash”), plus (B) the proceeds of the sale of $130 million of CompoSecure’s senior exchangeable notes and the sale of $45 million of the Company’s Class A Common Stock, each in private placements to be consummated at the Closing  (together, the “PIPE Investments”, as described below), minus (C) certain transaction expenses; plus

(ii) equity consideration valued at $10.00 per share in respect of the remaining portion of CompoSecure’s enterprise value after deducting the cash consideration in clause (i); plus

(iii) the Earnout Consideration (as defined below), if payable.

The terms of the Merger provide for a pro forma combined company enterprise value of approximately $1.2 billion.

In addition to the consideration to be paid at Closing as described in (i) and (ii) above, CompoSecure equity holders will have the right to receive an aggregate of up to 7.5 million additional (i) shares of Class A Common Stock or (ii) CompoSecure Units (and a corresponding number of shares of Class B Common Stock), as applicable, in earn-out consideration based on the achievement of certain stock price thresholds (collectively, the “Earnout Consideration”).

Concurrent with Closing, the Company will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with CompoSecure and holders of interests in CompoSecure. Pursuant to the Tax Receivable Agreement, the Company will be required to pay to participating holders of interests in CompoSecure 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. In addition, concurrent with Closing, the Company will enter into a stockholders agreement with certain equityholders of the Company relating to the voting for directors of the Company and containing certain lock-up restrictions, as well as a registration rights agreement that will provide customary registration rights to certain equity holders of the Company.

Representations, Warranties and Covenants

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Merger Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of CompoSecure, the Company and their respective subsidiaries during the period between execution of the Merger Agreement and the Closing. The representations, warranties, agreements and covenants of the parties set forth in the Merger Agreement will terminate at the Closing, except for those covenants and agreements that, by their terms, contemplate performance after the Closing. Each of the parties to the Merger Agreement has agreed to use its reasonable best efforts to consummate the Merger.

Conditions to Closing

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by the requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and CompoSecure’s equity holders (the “CompoSecure Member Approval”); (ii) the shares of Class A Company Common Stock will have been approved for listing on Nasdaq, subject to official notice of issuance; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the PIPE Investments will have been consummated immediately prior to the Merger; (v) after giving effect to the transactions contemplated by the Merger Agreement, the Company will have net tangible assets of at least $5,000,001; (vi) the Remaining Trust Cash plus the amount of the PIPE Investments, minus $50 million of transaction expenses shall not be less than $210 million; (vii) each Ancillary Agreement will been executed and delivered; (viii) the net indebtedness of CompoSecure (generally, indebtedness minus cash) will be no greater than $250 million; (ix) the amount of cash on hand at CompoSecure shall not be less than $5 million; and (x) the absence of a Company material adverse effect or a Material Adverse Effect with respect to CompoSecure.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including without limitation, (i) by mutual written consent of the Company and CompoSecure; (ii) by either the Company or CompoSecure if (a) the Closing has not occurred on or before December 31, 2021, which date may be extended to no later than January 31, 2022 if the expiration or termination of the applicable waiting period under the HSR Act remains pending, (b) if a Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law which permanently restrains, enjoins or otherwise prohibits the transaction, and (c) if the Company Stockholders’ Meeting (as defined in the Merger Agreement) has been held and the Company Stockholder Approval is not obtained; (iii) by the Company if neither it nor Merger Sub are in material breach of their obligations under the Merger Agreement and if (a) at any time any of the representations and warranties of CompoSecure become untrue or inaccurate or (b) there has been a breach on the part of CompoSecure of any of its covenants or agreements contained in the Merger Agreement, neither of which are cured and in either case such that such breach would have a material adverse effect; (iv) by CompoSecure if CompoSecure is not in material breach of its obligations under the Merger Agreement and if (a) at any time any of the representations and warranties of the Company and Merger Sub become untrue or inaccurate or (b) there has been a breach on the part of the Company or Merger Sub of any of its covenants or agreements contained in the Merger Agreement, neither of which are cured and in either case such that such breach would have a material adverse effect; or (vi) by the Company, if CompoSecure does not deliver written consent of the CompoSecure equity holders in accordance with the Merger Agreement on or prior to the applicable deadline.

Voting Agreement

In connection with the execution of the Merger Agreement, certain stockholders of the Company (the “Company Stockholders”) and certain equity holders of CompoSecure (the “CompoSecure Holders”) entered into a voting agreement with the Company and CompoSecure (the “Voting Agreement”).

Under the Voting Agreement, each Company Stockholder and CompoSecure Holder agreed to vote or cause to be voted their respective equity interests for and against certain matters, including to vote in favor of the Merger Agreement and the transactions related thereto and against any competing proposals or any matters that would reasonably be expected to impede the timely consummation of the Merger.

Expense Cap and Waiver Agreement

In connection with the execution of the Merger Agreement, the Company and Roman DBDR Tech Sponsor LLC, a Delaware limited liability company (the “Sponsor”), entered into an expense cap and waiver agreement (the “Expense Cap and Waiver Agreement”). Under the terms of the Expense Cap and Waiver Agreement, Sponsor agreed that to the extent the Company’s transaction expenses exceed $35 million, then Sponsor shall, at Closing, either (i) pay any such amount in excess of $35 million to the Company in cash, or (ii) irrevocably forfeit and surrender to the Company such number of shares of Class B Common Stock held by the Sponsor that would, in the aggregate, have a value equal to such amount in excess of $35 million. In addition, the Sponsor agreed to waive any adjustment to the initial conversion ratio of the Company’s current Class B Common Stock in the Company’s certificate of incorporation resulting from the Merger.

Common Stock Subscription Agreements

In connection with the Merger, the Company entered into subscription agreements (the “Common Stock Subscription Agreements”), each dated April 19, 2021, with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors, in private placements to close immediately prior to the closing of the Merger, an aggregate of 4,500,000 shares of Class A Common Stock (together, the “Subscriptions”) for a purchase price of $10.00 per share, or an aggregate purchase price of $45 million. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Exchangeable Note Subscription Agreements

In connection with the Merger, CompoSecure entered into subscription agreements (the “Note Subscription Agreements”), each dated April 19, 2021 with certain institutional investors (the “Note Investors”), pursuant to which CompoSecure agreed to sell to the Note Investors, in private placements to close immediately prior to the closing of the Merger, an aggregate of $130 million of senior exchangeable notes (the “Notes”), which will bear interest at a rate of 7.00% per annum, payable semi-annually, and which will be exchangeable for shares of Class A Common Stock at a conversion price of $11.50 per share in accordance with the terms thereof. The obligations of each party to consummate the Note Subscriptions are conditioned upon, among other things, the entry into an indenture consistent with the terms set forth in the Note Subscription Agreement, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $8,931,200, which consists of operating costs of $1,445,595, offset by interest income on marketable securities held in the Trust Account of $41,257, an unrealized gain on marketable securities held in the Trust Account of $24,454, a change in fair value of a derivative liability: Private Placement Warrants of $4,985,204, and a change in fair value of a derivative liability: Public Warrants of $5,325,880.

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

For the three months ended March 31, 2021, cash used in operating activities was $189,310. Net income of $8,931,200 was affected by interest earned on marketable securities held in the Trust Account of $41,257, an unrealized gain on marketable securities held in the Trust Account of $24,454, a change in fair value of a derivative liability: Private Placement Warrants of $4,985,204, a change in fair value of a derivative liability: Public Warrants of $5,325,880, and accrued and prepaid expenses towards a transaction of $1,256,285.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $236,280,800. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $414,305 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 19, 2021, Roman DBDR Tech Acquisition Corp, a Delaware corporation (the “Company”), entered into a merger agreement (the “Merger Agreement”) by and among the Company, Roman Parent Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), CompoSecure Holdings, L.L.C., a Delaware limited liability company (“CompoSecure”), and LLR Equity Partners IV, L.P., a Delaware limited partnership (“Member Representative”).

The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) Merger Sub will merge with and into CompoSecure, with CompoSecure surviving as a wholly-owned subsidiary of the Company (the “Merger”); (ii) CompoSecure will amend and restate its limited liability company agreement (the “Second A&R LLCA”) to, among other things, permit the issuance and ownership of interests in CompoSecure as contemplated by the Merger Agreement; (iii) the holders of issued and outstanding equity of CompoSecure will receive a combination of cash consideration, certain newly-issued membership units of CompoSecure (each, a “CompoSecure Unit”) and shares of newly-issued Class B Common Stock of the Company (the “Class B Common Stock”), which will have no economic value, but will entitle the holder to one vote per issued share and will be issued on a one-for-one basis for each CompoSecure Unit retained by the holder following the Merger; (iv) the holders of outstanding options to purchase CompoSecure equity will receive a combination of cash consideration and options to purchase shares of Class A Common Stock of the Company (the “Class A Common Stock”),

and (v) the Company will acquire certain newly-issued membership units of CompoSecure. The Second A&R LLCA, together with an Exchange Agreement to be entered into at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), will provide the holders of CompoSecure Units the right to exchange the CompoSecure Units, together with the cancellation of an equal number of shares of Class B Common Stock, for Class A Common Stock, subject to certain restrictions set forth therein.

Accrued and prepaid expenses associated with the transaction have occurred in the three months prior to March 31, 2021 and did affect the total cash used by the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness in Internal Control over Financial Reporting (“ICFR”) identified with Warrant accounting, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Board of Directors plans on a complete review of internal controls to remediate any weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and our Annual Report on Form 10-K, as amended, filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ROMAN DBDR TECH ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Donald Basile
	Name:	Donald Basile
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 24, 2021	By:	/s/ John C. Small
	Name:	John C. Small
	Title:	Chief Financial Officer
(Principal Financial Officer)