Form 10-Q
period 2021-06-30
Roman DBDR Tech Acquisition Corp.
filed 2021-08-13
CIK 1823144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 13, 2021, there were 23,156,000 shares of Class A common stock, par value $0.0001 per share, and 5,789,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR TECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$18,045	$603,615
Prepaid expenses	334,055	434,689
Total Current Assets	352,100	1,038,304

Cash and marketable securities held in Trust Account	236,286,534	236,215,089
TOTAL ASSETS	$236,638,634	$237,253,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,211,455	$98,112
Advance from related parties	40,000	—
Total Current Liabilities	2,251,455	98,112
Derivative Liability – Private Placement Warrants	18,423,580	13,330,002
Derivative Liability – Public Warrants	18,987,920	14,125,160
Deferred underwriting fee payable	8,104,600	8,104,600
TOTAL LIABILITIES	47,767,555	35,657,874

Commitments and Contingencies

Class A common stock subject to possible redemption 18,026,575 and 19,274,070 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	183,871,069	196,595,514

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,129,425 and 3,881,930 shares issued and outstanding (excluding 18,026,575 and 19,274,070 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	513	389
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,789,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	579	579
Additional paid-in capital	23,064,036	10,339,715
Accumulated deficit	(18,065,118)	(5,340,678)
Total Stockholders' Equity	5,000,010	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$236,638,634	$237,253,393

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021
Operating and formation costs	$1,393,952	$2,839,547
Loss from operations	(1,393,952)	(2,839,547)

Other expenses:
Interest earned on marketable securities held in Trust Account	30,188	71,445
Unrealized gain on marketable securities held in Trust Account	(24,454)	—
Change in fair value of Derivative Liability	(20,267,422)	(9,956,338)
Other expenses, net	(20,261,688)	(9,884,893)

Loss before income taxes	(21,655,640)	(12,724,440)
Provision for income taxes	—	—
Net loss	$(21,655,640)	$(12,724,440)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	20,149,678	19,714,293
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Common stock	8,795,322	9,230,707
Basic and diluted net loss per share, Common stock	$(2.46)	$(1.38)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	3,881,930	$389	5,789,000	$579	$10,339,715	$(5,340,678)	$5,000,005

Change in value of Class A common stock subject to possible redemption	(875,608)	(88)	—	—	(8,931,114)	—	(8,931,202)

Net income	—	—	—	—	—	8,931,200	8,931,200

Balance – March 31, 2021	3,006,322	$301	5,789,000	$579	$1,408,601	$3,590,522	$5,000,003

Change in value of Class A common stock subject to possible redemption	2,123,103	212	—	—	21,655,435	—	21,655,647

Net loss	—	—	—	—	—	(21,655,640)	(21,655,640)

Balance – June 30, 2021	5,129,425	$513	5,789,000	$579	$23,064,036	$(18,065,118)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(12,724,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	9,956,338
Interest earned on marketable securities held in Trust Account	(71,445)
Changes in operating assets and liabilities:
Prepaid expenses	100,634
Accounts payable and accrued expenses	2,113,343
Net cash used in operating activities	(625,570)

Cash Flows from Financing Activities:
Advances from related party	40,000
Net cash provided by financing activities	40,000

Net Change in Cash	(585,570)
Cash – Beginning of period	603,615
Cash – End of period	$18,045

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(12,724,445)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from August 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”).

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity

As of June 30, 2021, the Company had $18,045 in its operating bank accounts, $236,286,534 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and working capital deficit of $1,799,355 which excludes franchise and income taxes payable of $100,000, as such amounts may be paid from interest earned on the Trust Account. For the quarter ended June 30, 2021, interest income which is available to pay the Company’s tax obligations amounted to approximately $95,334.

In May 2021, the Sponsor agreed to provide the Company up to $1,500,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant at the option of the lender. As of June 30, 2021, the Company had no outstanding balances under such promissory notes.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021 and as amended on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,734	$71,445
Less: interest available to be withdrawn for payment of taxes	(5,734)	(71,445)
Net Income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	20,149,678	19,714,293
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income	$(21,655,640)	$(12,724,440)
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$(21,655,640)	$(12,724,440)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable common stock,	8,795,322	9,230,707
Basic and diluted net income per share, Non-Redeemable	$(2.46)	$(1.38)

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 6, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $ 40,000 in fees for these services, respectively.

Promissory Note — Related Party

On August 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2021, there was no balance outstanding under the Note. The outstanding balance under the Note of $95,657 was repaid at the closing of the Initial Public Offering on November 10, 2020. Borrowings under the Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,129,425 and 3,881,930 shares of Class A common stock issued or outstanding, excluding 18,026,575 and 19,724,040 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,789,000 shares of Class B common stock outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity linked

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 8. WARRANTS

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021, assets held in the Trust Account were comprised of $236,286,534 of money market funds, which are primarily invested in U.S. Treasury securities. Company did not withdraw any interest income from the Trust Account.

At June 30, 2021, there were 11,578,000 Public Warrants and 10,837,400 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$236,286,534	$236,215,089
Liabilities:
Warrant Liability - Public Warrants	1	18,987,920	14,125,160
Warrant Liability - Private Placement Warrants	3	18,423,580	13,330,002

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

	November 5,	December 31,	June 30, 2021
	2020 (Initial	2020 (Subsequent	(Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.36	0.37	0.86%
Expected term (years)	5.00	5.05	4.94
Expected volatility	20.0	18.5	23.0%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.48	$10.11	$10.11

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 are as follows:

	Fair Value measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,286,534	$—	$—	$236,286,534
Warrant Derivative Liability:
Public Warrants	$18,987,920	$—	$—	$18,987,920
Private Placement Warrants	—	—	18,423,580	18,423,580
Total Warrant Derivative Liability	$18,987,920	$—	$18,423,580	$37,411,500

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,215,089	$—	$—	$236,215,089
Warrant Derivative Liability:
Public Warrants	$14,125,160	$—	$—	$14,125,160
Private Placement Warrants	—	—	13,330,002	13,330,002
Total Warrant Derivative Liability	$14,125,160	$—	$13,330,002	$27,455,162

There were no transfers into or out of Level 3 during the three months ended June 30, 2021.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 21, 2020	$—	$—	$—
Initial measurement on November 6, 2020	11,487,644	12,156,900	23,644,544
Change in valuation inputs or other assumptions	1,842,358	1,968,260	3,810,618
Fair value as of December 31, 2020	$13,330,002	$14,125,160	$27,455,162
Change in valuation inputs or other assumptions	5,093,578	4,862,760	9,956,338
Fair value as of June 30, 2021	$18,423,580	$18,987,920	$37,411,500

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $21,655,640, which consists of operating costs of $1,393,952, an unrealized loss on marketable securities held in the Trust Account of $24,454, a change in fair value of a derivative liabilities of $20,267,422, offset by interest income on marketable securities held in the Trust Account of $30,188.

For the six months ended June 30, 2021, we had a net loss of $12,724,440, which consists of operating costs of $2,839,547, a change in fair value of a derivative liabilities of $9,956,338, offset by interest income on marketable securities held in the Trust Account of $71,445.

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

For the six months ended June 30, 2021, cash used in operating activities was $625,570. Net loss of $12,724,440 was affected by interest earned on marketable securities held in the Trust Account of $71,445, a change in fair value of a derivative liabilities of $9,956,338. Changes in operating assets and liabilities provided $2,213,977 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $236,286,534. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $18,045 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Accrued and prepaid expenses associated with the transaction have occurred in the three and six months prior to June 30, 2021 and did affect the total cash used by the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officers and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness in Internal Control over Financial Reporting identified with Warrant accounting, and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the material weakness had not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and our Annual Report on Form 10-K/A, as amended, filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1***	Merger Agreement, dated April 19, 2021, by and among the Company, Roman Parent Merger Sub, LLC, CompoSecure Holdings, L.L.C., and LLR Equity Partners IV, L.P. as Member Representative
10.1***	Voting Agreement
10.2***	Expense Cap and Waiver Agreement
10.3***	Form of Common Stock Subscription Agreement
10.4***	Form of Note Subscription Agreement
99.1***	Press Release, dated April 19, 2021
99.2***	Investor Presentation
99.3***	Conference Call Transcript
99.4***	Forms of Email Notice to CompoSecure Employees, Customers, Vendors and Equity Holders
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

***Previously filed as an exhibit to our Current Report on Form 8-K filed on April 19, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMAN DBDR TECH ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Donald Basile
	Name:	Donald Basile
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2021	By:	/s/ John C. Small
	Name:	John C. Small
	Title:	Chief Financial Officer
(Principal Financial Officer)