Form 10-Q
period 2021-09-30
Roman DBDR Tech Acquisition Corp.
filed 2021-11-15
CIK 1823144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 23,156,000 shares of Class A common stock, par value $0.0001 per share, and 5,789,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR TECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	3
Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 21, 2020 (inception) through September 30, 2020	4
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 21, 2020 (inception) through September 30,202 (Restated)	5
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from August 21, 2020 (inception) through September 30, 2020	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
Part III. Signatures	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$15,158	$603,615
Prepaid expenses	225,388	434,689
Total Current Assets	240,546	1,038,304

Cash and marketable securities held in Trust Account	236,289,574	236,215,089
TOTAL ASSETS	$236,530,120	$237,253,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,470,093	$98,112
Advance from related parties	168,400	—
Total Current Liabilities	2,638,493	98,112
Derivative Liability – Private Placement Warrants	18,098,458	13,330,002
Derivative Liability – Public Warrants	18,640,580	14,125,160
Deferred underwriting fee payable	8,104,600	8,104,600
TOTAL LIABILITIES	47,482,131	35,657,874

Commitments and Contingencies

Class A common stock subject to possible redemption 23,156,000 shares at redemption value at September 30, 2021 and December 31, 2020	236,191,200	236,191,200

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,789,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	579	579
Additional paid-in capital	—	—
Accumulated deficit	(47,143,789)	(34,596,260)
Total Stockholders' Deficit	(47,143,210)	(34,595,681)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$236,530,121	$237,253,393

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			August 21,
			2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating and formation costs	$498,591	$3,338,138	$717
Loss from operations	(498,591)	(3,338,138)	(717)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,040	74,485	—
Change in fair value of Derivative Liability	672,462	(9,283,876)	—
Total other income (expense), net	675,502	(9,209,391)	—

Net income (loss)	$176,911	$(12,547,529)	$(717)

Basic and diluted weighted average shares outstanding, Class A Common stock	22,290,037	22,290,037	—
Basic and diluted net income (loss) per share, Class A Common stock	$0.01	$(0.45)	$—

Basic and diluted weighted average shares outstanding, Class B Common stock	5,789,000	5,789,000	5,500,000
Basic and diluted net income (loss) per share, Class B Common stock	$0.01	$(0.45)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,789,000	$579	$—	$(34,596,260)	$(34,595,681)

Net income	—	—	—	—	—	8,931,200	8,931,200

Balance – March 31, 2021	—	$—	5,789,000	$579	$—	$(25,665,060)	$(25,664,481)

Net loss	—	—	—	—	—	(21,655,640)	(21,655,640)

Balance – June 30, 2021	—	$—	5,789,000	$579	$—	$(47,320,700)	$(47,320,121)

Net income	—	—	—	—	—	176,911	176,911

Balance – September 30, 2021	—	$—	5,789,000	$579	$—	$(47,143,789)	$(47,143,210)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 21, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	(717)	(717)
Balance – September 30, 2020	6,325,000	633	$24,367	$(717)	$24,283

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period From
	Nine Months	August 21, 2020
	Ended September	(Inception) Through
	30,	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(12,547,529)	$(717)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(74,485)	—
Change in fair value of warrant liability	9,283,876	—
Changes in operating assets and liabilities:
Prepaid expenses	209,300	—
Accrued expenses	2,371,981	—
Net cash used in operating activities	(756,857)	(717)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	13,217
Payment of offering costs	—	(12,500)
Advances from related party	170,000	—
Repayment of advances from related party	(1,600)	—
Net cash provided by financing activities	168,400	717

Net Change in Cash	(588,457)	—
Cash – Beginning of period	603,615	—
Cash – End of period	$15,158	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from August 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on November 5, 2020. On November 10, 2020, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,375,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Roman DBDR Tech Sponsor, LLC (the “Sponsor”), generating gross proceeds of $10,375,000, which is described in Note 5.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Liquidity

As of September 30, 2021, the Company had $15,158 in its operating bank accounts, $236,289,574 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and working capital deficit of $2,247,947 which excludes franchise and income taxes payable of $150,000, as such amounts may be paid from interest earned on the Trust Account. For the quarter ended September 30, 2021, interest income which is available to pay the Company’s tax obligations amounted to $98,374.

In May 2021, the Sponsor agreed to provide the Company up to $1,500,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant at the option of the lender. As of September 30, 2021, the Company had no outstanding balances under such promissory notes.

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

On June 6, 2021 the Sponsor agreed to advance $130,000 to the Company to pay for operating expenses.

Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 10, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of November 10, 2020 (audited)
Common stock subject to possible redemption	$190,280,971	$34,119,029	$224,400,000
Common stock	$335	$(335)	$—
Additional paid-in capital	$6,303,578	$(6,303,578)	$—
Accumulated deficit	$(1,304,542)	$(27,815,116)	$(29,119,658)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(34,119,029)	$(29,119,025)

Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$196,595,514	$39,595,686	$236,191,200
Common stock	$389	$(389)	$—
Additional paid-in capital	$10,339,715	$(10,339,715)	$—
Accumulated deficit	$(5,340,678)	$(29,255,581)	$(34,596,259)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(39,595,684)	$(34,595,681)

Balance Sheet as of March 31, 2021 (Unaudited)
Common stock subject to possible redemption	$205,526,716	(30,664,484)	236,191,200
Common Stock	$301	(301)	—
Additional paid-in capital	$1,408,601	(1,408,601)	—
Accumulated deficit	$3,590,522	(29,255,581)	(25,665,059)
Total Stockholders’ Equity (Deficit)	$5,000,003	(30,664,483)	(25,664,480)

Balance Sheet as of June 30, 2021 (Unaudited)
Common stock subject to possible redemption	$183,871,069	52,320,131	236,191,200
Common Stock	$513	(513)	—
Additional paid-in capital	$23,064,036	(23,064,036)	—
Accumulated deficit	$(18,065,118)	(29,255,581)	(47,320,699)
Total Stockholders’ Equity (Deficit)	$5,000,010	(52,320,131)	(47,320,121)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 21, 2020 (Inception) Through December 31, 2020 (Audited)
Sale of 23,156,000 Units, net of underwriting discounts and offering expenses	206,911,197	(206,911,197)	—
Common stock subject to redemption	196,595,514	(196,595,514)	—
Accretion for Class A common stock to redemption amount	—	(29,279,949)	(29,279,949)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Accretion for Class A common stock to redemption amount	—	—	—
Total Stockholders’ Equity (Deficit)	(34,595,681)	8,931,200	(25,664,481)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to redemption	21,655,640	(21,655,640)	—
Accretion for Class A common stock to redemption amount	—	—	—
Total Stockholders’ Equity (Deficit)	(25,664,481)	(21,655,640)	(47,320,121)

Statement of Cash Flows for the Three Months Ended December 31, 2020 (Unaudited)
Initial classificiation of Class A common stock subject to possible redemption	224,215,068	11,976,132	236,191,200

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classificiation of Class A common stock subject to possible redemption	—	—	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classificiation of Class A common stock subject to possible redemption	8,931,202	(8,931,202)	—

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously		As
	Reported	Adjustment	Restated
Statement of Operations for the Period from August 14, 2020 (Inception) Through December 31, 2020 (Audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption, Adjustment, Class A common stock	21,828,647	(2,578,538)	19,250,109
Basic and diluted net income per share, Class A common stock subject to possible redemption, Adjustment, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Adjustment, Class A common stock	6,078,552	(476,824)	5,601,728
Basic and diluted net loss (income) per share, Non-redeemable common stock, Adjustment, Class A common stock	$(0.88)	$(0.08)	$(0.96)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,149,678	2,231,858	22,381,536
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$0.32	$0.32
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,670,930	(3,881,930)	5,789,000

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,149,678	2,231,858	22,381,536
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$(0.77)	$(0.77)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,795,322	(3,006,322)	5,789,000
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(2.46)	$1.69	$(0.77)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,714,293	2,667,243	22,381,536
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$(0.45)	$(0.45)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,230,707	(3,441,707)	5,789,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(1.38)	$0.93	$(0.45)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021 and as amended on May 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stocks resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$231,560,000
Less:
Proceeds allocated to Public Warrants	$(12,156,900)
Class A common stocks issuance costs	$(12,491,903)
Plus:
Accretion of carrying value to redemption value	$29,280,003

Class A common stocks subject to possible redemption	$236,191,200

Offering Costs

The company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $13,206,613, which consists of $4,631,200 of upfront underwriting fees, $8,104,600 of deferred underwriting fees (further discussed in Note 7) and $470,813 of other offering costs, of which $714,710 was charged to expense and $12,491,903 was charged to Stockholders’ equity.

Warrant Liabilities

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,415,400 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

					For the Period from August 21,
	Three Months Ended		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net income (loss), as adjusted	$140,438	$36,473	$(9,960,630)	$(2,586,899)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	22,290,037	5,789,000	22,290,037	5,789,000	—	—
Basic and diluted net income (loss) per common stock	$0.01	$0.01	$(0.45)	$(0.45)	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,000,000 Units at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on November 17, 2020, the Company sold an additional 1,156,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on November 6, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $10,200 and $50,200 in fees for these services, respectively. For the period from August 21, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

Promissory Note — Related Party

On August 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2021, there was no balance outstanding under the Note. The outstanding balance under the Note of $95,657 was repaid at the closing of the Initial Public Offering on November 10, 2020. Borrowings under the Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

Advance From Related Party

On June 6, 2021, the Sponsor agreed to advance the Company $130,000 to pay for operating expenses.

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

SEPTEMBER 30, 2021

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

The aggregate consideration to be paid to the holders of CompoSecure equity pursuant to the Merger Agreement is based on an equity value of CompoSecure of approximately $853 million and will consist of:

(i) an amount of cash equal to (A) the amount of cash in the Company’s trust account established for the purpose of holding the net proceeds from its initial public offering and concurrent private placement of warrants (currently $236.2 million), net of any amounts paid to the Company’s stockholders that exercise their redemption rights in connection with the Merger (the “Remaining Trust Cash”), plus (B) the proceeds of the sale of $130 million of CompoSecure’s senior exchangeable notes and the sale of $45 million of the Company’s Class A Common Stock, each in private placements to be consummated at the Closing (together, the “PIPE Investments”, as described below), minus (C) certain transaction expenses; plus

(ii) equity consideration valued at $10.00 per share in respect of the remaining portion of CompoSecure’s enterprise value after deducting the cash consideration in clause (i); plus

(iii) the Earnout Consideration (as defined below), if payable.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,156,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 5,789,000 shares of Class B common stock outstanding.

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021, assets held in the Trust Account were comprised of $236,289,574 of money market funds, which are primarily invested in U.S. Treasury securities. Company did not withdraw any interest income from the Trust Account.

At September 30, 2021, there were 11,578,000 Public Warrants and 10,837,400 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$236,289,574	$236,215,089
Liabilities:
Warrant Liability - Public Warrants	1	18,640,580	14,125,160
Warrant Liability - Private Placement Warrants	3	18,098,458	13,330,002

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 5, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement (which includes valuation for the over-allotment exercise on November 17, 2020) and for subsequent measurement (Private Placement Warrants only):

	November 5,	December 31,	September 30, 2021
	2020 (Initial	2020 (Subsequent	(Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.36	0.37	1.02%
Expected term (years)	5.00	5.05	5.21
Expected volatility	20.0	18.5	21.6%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.48	$10.11	$1.61

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 are as follows:

	Fair Value measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,289,574	$—	$—	$236,289,574
Warrant Derivative Liability:
Public Warrants	$18,640,580	$—	$—	$18,640,580
Private Placement Warrants	—	—	18,098,458	18,098,458
Total Warrant Derivative Liability	$18,640,580	$—	$18,098,458	$36,739,038

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$236,215,089	$—	$—	$236,215,089
Warrant Derivative Liability:
Public Warrants	$14,125,160	$—	$—	$14,125,160
Private Placement Warrants	—	—	13,330,002	13,330,002
Total Warrant Derivative Liability	$14,125,160	$—	$13,330,002	$27,455,162

There were no transfers into or out of Level 3 during the three months ended September 30, 2021.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 21, 2020	$—	$—	$—
Initial measurement on November 6, 2020	11,487,644	12,156,900	23,644,544
Change in valuation inputs or other assumptions	1,842,358	1,968,260	3,810,618
Fair value as of December 31, 2020	$13,330,002	$14,125,160	$27,455,162
Change in valuation inputs or other assumptions	9,753,660	9,841,300	19,594,960
Fair value as of September 30, 2021	$18,098,458	$18,640,580	$36,739,038

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ending December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock  subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or restate any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $176,911, which consists of interest income on marketable securities held in the Trust Account of $3,040 and a change in fair value of a derivative liabilities of $672,462, offset by operating costs of $498,591.

For the nine months ended September 30, 2021, we had a net loss of $12,547,529, which consists of operating costs of $3,338,138, a change in fair value of a derivative liabilities of $9,283,876, offset by interest income on marketable securities held in the Trust Account of $74,485.

For the period from August 21, 2020 (inception) through September 30, 2020, we had a net loss of $717, which consisted of operation and formation costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $756,856. Net loss of $12,547,529 was affected by interest earned on marketable securities held in the Trust Account of $74,485, a change in fair value of a derivative liabilities of $9,283,876. Changes in operating assets and liabilities provided $2,581,282 of cash for operating activities.

For the period from August 21, 2020 (inception) through September 30, 2020, cash used in operating activities was $717.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $236,289,574. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $15,158 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. As of September 30, 2021 there was $130,000 in Working Capital Loans issued. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

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

Accrued and prepaid expenses associated with the transaction have occurred in the three and nine months prior to September 30, 2021 and did not affect the total cash used by the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022, with early adoption permitted effective January 1, 2021. The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations and financial statement disclosure.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other then as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and our Annual Report on Form 10-K/A, as amended, filed with the SEC on May 24, 2021. For risk factors relating to CompoSecure and the Merger, please see the preliminary proxy statement on Schedule 14A, filed by us with the SEC on July 21, 2021, and other documents filed by us from time to time with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMAN DBDR TECH ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Donald Basile
	Name:	Donald Basile
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 15, 2021	By:	/s/ John C. Small
	Name:	John C. Small
	Title:	Chief Financial Officer
(Principal Financial Officer)