Form 10-K/A
period 2020-12-31
Roman DBDR Tech Acquisition Corp.
filed 2021-11-22
CIK 1823144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)

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

As of November 22, 2021 there were 23,156,000 shares of Class A common stock, par value $0.0001 per share and 5,789,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Roman DBDR Tech Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 29, 2021, as amended on May 25, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021, as amended on May 25, 2021, (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

As a result, on November 15, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

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

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Item 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

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

This Amendment does not reflect adjustments for events occurring after March 29, 2021, the original date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Common Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,415,400 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, NY

March 29, 2021 except for the effects of the restatement discussed in Note 2 - Amendment 1, as to which the date is May 24, 2021 and - Amendment 2, as to which the date is November 22, 2021

ROMAN DBDR TECH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current Assets
Cash	$603,615
Prepaid expenses	434,689
Total Current Assets	1,038,304

Cash and marketable securities held in Trust Account	236,215,089
TOTAL ASSETS	$237,253,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$98,112
Total Current Liabilities	98,112

Warrant liability	27,455,162
Deferred underwriting payable	8,104,600
Total Liabilities	35,657,874

Commitments

Class A common stock subject to possible redemption, 23,156,000 shares at redemption value	236,191,200

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,789,000 shares issued and outstanding	579
Additional paid-in capital	—
Accumulated deficit	(34,596,260)
Total Stockholders’ Deficit	(34,595,681)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$237,253,393

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

For the Period
from
August 21,
2020
(Inception)
Through
December 31,
2020
Operating and formation costs	$188,995
Loss from operations	(188,995)

Other income (expense):
Change in fair value of derivative liability: Private Placement Warrants	(1,842,358)
Change in fair value of derivative liability: Public Warrants	(1,968,260)
Transaction costs: Private Placement Warrants	(22,475)
Transaction costs: Private Public Warrants	(692,235)
Compensation Expense	(650,244)
Interest earned on marketable securities held in Trust Account	22,970
Unrealized gain on marketable securities held in Trust Account	919
Other expense, net	(5,151,683)

Loss before provision for income taxes	(5,340,678)
Provision for income taxes	—
Net loss	$(5,340,678)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	19,250,109
Basic and diluted net loss per share, Class A Common stock subject to possible redemption	$(0.21)
Basic and diluted weighted average shares outstanding, Class B common stock	5,601,728
Basic and diluted net loss per share, Class B common stock	$(0.21)

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – August 21, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,325,000	633	24,367	—	25,000

Accretion for Class A common stock to redemption amount	—	—	(24,367)	(29,255,582)	(29,279,949)

Forfeiture of Founder Shares	(536,000)	(54)		—	(54)

Net loss	—	—	—	(5,340,678)	(5,340,678)
Balance – December 31, 2020	5,789,000	$579	$—	$(34,596,260)	$(34,595,681)

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(5,340,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,970)
Change in fair value of warrant liability	4,460,862
Transaction costs associated with Initial Public Offering	714,710
Unrealized gain on marketable securities held in Trust Account	(919)
Changes in operating assets and liabilities:
Prepaid expenses	(434,689)
Accrued expenses	98,112
Net cash used in operating activities	(525,572)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,191,200)
Net cash used in investing activities	(236,191,200)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,928,800
Proceeds from sale of Private Placement Warrants	10,837,400
Proceeds from promissory note – related party	95,657
Repayment of promissory note – related party	(95,657)
Payment of offering costs	(445,813)
Net cash provided by financing activities	237,320,387

Net Change in Cash	603,615
Cash – Beginning of period	—
Cash – End of period	$603,615

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$236,191,200
Deferred underwriting fee payable	$8,104,600
Payment of offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000
Forfeiture of Founder Shares	$(54)

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR TECH ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Going Concern

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

Amendment 1

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

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 10, 2020 (audited)
Warrant Liability	$—	$22,547,500	$22,547,500
Class A Common Stock Subject to Possible Redemption	212,828,471	(22,547,500)	190,280,971
Class A Common Stock	113	222	335
Additional Paid-in Capital	4,999,970	1,303,608	6,303,578
Accumulated Deficit	(712)	(1,303,830)	(1,304,542)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$27,455,162	$27,455,162
Class A Common Stock Subject to Possible Redemption	224,050,680	(27,455,162)	195,595,518
Common Stock	119	270	389
Additional Paid-in Capital	5,164,409	5,175,301	10,339,710
Accumulated Deficit	(165,106)	(5,175,571)	(5,340,677)
Stockholders’ Equity	5,000,001	4	5,000,005

Statement of Operations for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(4,460,862)	$(4,460,862)
Transaction costs associated with Initial Public Offering	—	(714,710)	(714,710)
Net loss	(165,106)	(5,175,572)	(5,340,678)
Weighted average shares outstanding, Common stock subject to possible redemption	21,828,647	(2,303,331)	19,525,316
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common stock	6,078,552	939,759	7,018,311
Basic and diluted net loss per share, Common stock	(0.03)	(0.73)	(0.76)

Cash Flow Statement for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(165,106)	$(5,175,572)	$(5,340,678)
Change in fair value of warrant liability	—	(4,460,862)	(4,460,862)
Transaction costs associated with Initial Public Offering	—	(714,710)	(714,710)
Initial classification of Class A common stock subject to possible redemption	224,215,068	(23,644,544)	200,570,524
Change in value of Class A common stock subject to possible redemption	(164,388)	(3,810,618)	(3,975,006)

Amendment 2

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously		As
	Restated	Adjustment	Restated
Balance Sheet as of November 10, 2020 (audited)
Common stock subject to possible redemption	$190,280,971	$34,119,029	$224,400,000
Common stock	$335	$(335)	$—
Additional paid-in capital	$6,303,578	$(6,303,578)	$—
Accumulated deficit	$(1,304,542)	$(27,815,116)	$(29,119,658)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(34,119,029)	$(29,119,025)

Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$196,595,514	$39,595,686	$236,191,200
Common stock	$389	$(389)	$—
Additional paid-in capital	$10,339,715	$(10,339,715)	$—
Accumulated deficit	$(5,340,678)	$(29,255,581)	$(34,596,259)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(39,595,684)	$(34,595,681)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 21, 2020 (Inception) Through December 31, 2020 (Audited)
Sale of 23,156,000 Units, net of underwriting discounts and offering expenses	206,911,197	(206,911,197)	—
Common stock subject to redemption	196,595,514	(196,595,514)	—
Accretion for Class A common stock to redemption amount	—	(29,279,949)	(29,279,949)

Statement of Cash Flows for the Three Months Ended December 31, 2020 (Unaudited)
Initial classificiation of Class A common stock subject to possible redemption	224,215,068	11,976,132	236,191,200

	As Previously		As
	Restated	Adjustment	Restated
Statement of Operations for the Period from August 14, 2020 (Inception) Through December 31, 2020 (Audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption, Adjustment, Class A common stock	21,828,647	(2,578,538)	19,250,109
Basic and diluted net income per share, Class A common stock subject to possible redemption, Adjustment, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Adjustment, Class A common stock	6,078,552	(476,824)	5,601,728
Basic and diluted net loss (income) per share, Non-redeemable common stock, Adjustment, Class A common stock	$(0.88)	$0.67	$(0.21)

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

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$231,560,000
Less:
Proceeds allocated to Public Warrants	$(12,156,900)
Class A common stock issuance costs	$(12,491,903)
Plus:
Accretion of carrying value to redemption value	$29,280,003

Class A common stock subject to possible redemption	$236,191,200

Offering Costs (Restated, see Note 2 – Amendment 2)

The company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares initially being charged against temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $13,206,613, which consists of $4,631,200 of upfront underwriting fees, $8,104,600 of deferred underwriting fees (further discussed in Note 6) and $470,813 of other offering costs, of which $714,710 was charged to expense and $12,491,903 was charged to temporary equity.

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

Net Loss Per Common Share (Restated, see Note 2 - Amendment 1)

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

Net Income (Loss) per Common Share (Restated, see Note 2 – Amendment 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from August 21,
	2020 (Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(4,136,863)	$(1,203,815)
Denominator:
Basic and diluted weighted average shares outstanding	19,250,109	5,601,728
Basic and diluted net loss per common stock	$(0.21)	$(0.21)

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

NOTE 8. STOCKHOLDERS’ EQUITY (Restated, see Note 2 – Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 23,156,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$236,215,089

Liabilities:
Warrant Liability – Public Warrants	1	14,125,160
Warrant Liability – Private Placement Warrants	3	13,330,002

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement (which includes valuation for the over-allotment exercise on November 17, 2020) and for subsequent measurement (Private Placement Warrants only):

Input	November 5, 2020 (Initial Measurement)	December 31, 2020 (Subsequent Measurement)
Risk-free interest rate	0.36%	0.37%
Expected term (years)	5	5.05
Expected volatility	20.0%	18.5%
Exercise price	$11.50	$11.50
Fair value of Units	$9.48	$10.11

On November 5, 2020 (after including the impact of the underwriters partial exercise of their overallotment option on November 17, 2020), the Private Placement Warrants were determined to have a value of $1.06 per warrant and the Public Warrants were determined to be $1.05 per warrant for aggregate values of $11.5 million and $12.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 21, 2020	$—	$—	$—
Initial measurement on November 5, 2020	11,487,644	12,156,900	23,644,544
Change in valuation inputs or other assumptions	1,842,358	1,968,260	3,810,618
Fair value as of December 31, 2020	$13,330,002	$14,125,160	$27,455,162

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $12,156,900 during the period from November 5, 2020 through December 31, 2020.

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

November 22, 2021	ROMAN DBDR TECH ACQUISITION CORP.

	By:	/s/ Dr. Donald G. Basile
	Name:	Dr. Donald G. Basile
	Title:	Co-Chief Executive Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Donald G. Basile	Co-Chief Executive Officer	November 22, 2021
Dr. Donald G. Basile	(Co-Principal Executive Officer)

/s/ Dixon Doll, Jr.	Co-Chief Executive Officer	November 22, 2021
Dixon Doll, Jr.	(Co-Principal Executive Officer)

/s/ John C. Small	Chief Financial Officer	November 22, 2021
John C. Small	(Principal Financial and Accounting Officer)

/s/ Dixon Doll	Director	November 22, 2021
Dixon Doll

/s/ Alan Clingman	Director	November 22, 2021
Alan Clingman

/s/ Paul Misir	Director	November 22, 2021
Paul Misir

/s/ Arun Abraham	Director	November 22, 2021
Arun Abraham

/s/ James L. Nelson	Director	November 22, 2021
James L. Nelson