Form 10-K
period 2021-12-31
CompoSecure, Inc.
filed 2022-03-14
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39687

CompoSecure, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2749902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
309 Pierce Street Somerset, New Jersey 08873
(908) 518-0500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	CMPO	The Nasdaq Global Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock	CMPOW	The Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐
As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting common stock outstanding, other than shares held by non-affiliates of the registrant at that date, computed by reference to the closing sales price for the common stock on June 30, 2021, as reported on the Nasdaq, was approximately $234 million (based on the closing sales price of the common stock on June 30, 2021 of $10.11).
As of March 9, 2022, there were approximately 14,929,982 shares of the registrant's Class A common stock outstanding and 61,136,800 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by these forward- looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward- looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•the outcome of any legal proceedings that may be instituted against the Company or others;

•the risk that the completion of the Business Combination disrupts the Company’s current plans and operations;

•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

•costs related to the Business Combination;

•the possibility that the Company may be adversely impacted by other economic, business, and/or competitive factors;

•future exchange and interest rates; and

•other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward- looking statements in this report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I
Item 1. Business
INTRODUCTORY NOTE

Merger Transaction

On December 27, 2021 (the “Closing Date”), Roman DBDR Tech Acquisition Corp., a Delaware corporation (“Roman DBDR” and after the Business Combination described below, CompoSecure, Inc., being referred to herein as “CompoSecure”), consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 19, 2021, by and among Roman DBDR, CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"), Roman Parent Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Roman DBDR (“Merger Sub”) and LLR Equity Partners IV, L.P., a Delaware limited partnership (“Member Representative”), as subsequently amended by that certain First Amendment to the Merger Agreement, dated as of May 25, 2021 (the “First Amendment”).

On the Closing Date, the parties to the Merger Agreement caused a certificate of merger to be executed and filed with the Secretary of State of the State of Delaware, pursuant to which Merger Sub merged with and into Holdings, with Holdings as the surviving entity in the merger and, after giving effect to such merger, becoming a wholly-owned subsidiary of Roman DBDR (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). At the effective time of the Merger (the “Merger Effective Time”), Roman DBDR changed its name to “CompoSecure, Inc.” Following the Closing, CompoSecure is organized in an “Up-C” structure.

GLOSSARY

In addition to the terms defined elsewhere in this report, the following terms shall have the meanings set forth below when used in this report:

“Arculus Cold Storage Wallet” refers to the Arculus Key™ card Cold Storage hardware device and companion Arculus Wallet™ software application.

“Arculus Ecosystem” refers hardware, software, payments, and services for Digital Assets having a foundation in the secure Arculus Platform technology for providing secure storage of Digital Assets.

“Arculus Key™ card” refers to the Company’s initial Cold Storage hardware device configured to interface with CompoSecure’s initial Arculus Wallet™ App.

“Arculus Platform” refers to the Company’s three-factor authentication security platform with broad industry applicability for use in the Digital Asset marketplace, including the initial Arculus Cold Storage Wallet products.

“Arculus Wallet™” refers to the Company’s initial Wallet App configured to interface with the Arculus Key card Cold Storage.

“App” refers to a software application available on a mobile or cellular telephone.

“Arculus Cold Storage Wallet” refers generally to databases that maintain information across a network of computers in a decentralized or distributed manner, which networks often use cryptographic protocols to ensure data integrity. Blockchains often are used to issue and transfer ownership of Digital Assets.

“Business Combination” means the transactions contemplated by the Merger Agreement.

“Closing” means the closing of the Business Combination.

“Closing Date” means the date of the Closing.

“Code” means the Internal Revenue Code of 1986, as amended.

“Cold Storage” is a method of holding Cryptocurrency assets in an environment that is not connected to the Internet.

“Common Stock” means our Class A Common Stock and Class B Common Stock.

“Cryptocurrency” means any Digital Asset that uses cryptographic technologies to maintain its operation as a currency or decentralized application, such as Bitcoin, Bitcoin Cash and Ethereum, that is secured using Blockchain encryption technologies, and includes stablecoins and tokens.

“Digital Asset” means an asset that is issued and/or transferred using distributed ledger or Blockchain technology, including, but not limited to, Cryptocurrencies, and also may be referred to as “virtual currencies,” “coins” and “tokens.”

“Dual-Interface” (also known as “tap-to-pay”) refers to Payment Cards which contain an embedded chip that allows for both contact and contactless transaction functionality.
“EMV” (an acronym derived from the names Europay, Mastercard and Visa) is a high-security payment protocol for Payment Cards which utilizes an embedded microprocessor that, when paired with an EMV® enabled payment terminal, authenticates cardholder transactions. EMV® cards are often called “chip cards”.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Fiat Currency” refers to currency issued by a nation-state that is not backed by a physical commodity, but rather by the government that issues it.

“FinTech” is a word formed from the combination of “financial” and “technology” and is used to describe new technologies to deliver financial services to help businesses and consumers manage their financial activities.

“Holdings” means CompoSecure Holdings, L.L.C., a subsidiary of the Company.

“Hot Storage” is a method of holding Cryptocurrency assets in an environment this is connected to the Internet.

“ID Security” is an intrusion detection system included in a device or software application.

“Metal Form Factor” is the industry term used to describe Payment Cards made from or including metal in their construction.

“NFC” refers to the near-field communications protocol which enables RFID communications between Payment Cards and payment terminals.

“Payment Cards” are credit and debit cards issued on the network of one of the Payment Networks.

“Payments Industry” refers to the overall market for payments processing, including banks and other credit and transaction card issuers, card associations, payment processors, and other providers of services and products to facilitate currency transactions, including Cryptocurrency transactions.

“Payment Networks” refers to the primary credit and debit card payment networks, including the networks operated by Visa, MasterCard, American Express, Discover, and China Union Pay.

“PCI” refers to the Payment Card Industry.

“PCI Security Standards” refer to the Payment Card Industry Physical Security Requirements and the Payment Card Industry Logical Security Requirements, established by the PCI Security Standards Council, which governs the secure handling of Payment Cards during manufacture, storage and shipping.

“Personalization” is the process of encoding, programming and embossing or laser engraving a Financial Card with the cardholder’s name, account number and other information.
“Prelams” refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final Payment Card or other card construction.

“Private Keys” refers to codes needed for a user to access their Cryptocurrencies or other Digital Assets.

“Public Warrants” refers to outstanding registered warrants issued in connection with the registrant’s initial public offering to purchase up to 11,578,000 shares of our Class A Common Stock.

“RFID” refers to radio-frequency identification which uses electronic tags placed on objects to relay identifying information to an electronic reader through radio waves.

“Resale Warrants” refers to the warrants to purchase up to 10,837,400 shares of Class A Common Stock of the Company originally issued in a private placement in connection with the initial public offering of Roman DBDR and registered for resale pursuant to our registration statement on Form S-1, filed with the SEC on January 25, 2022 and declared effective on February 10, 2022.

“Roman Sponsor” means Roman DBDR Tech Sponsor LLC, a Delaware limited liability company.

“SEC” means the U.S. Securities Exchange Commission or any successor organization.

“Securities Act” means the Securities Act of 1933, as amended.

“Stockholders” means the holders of our Class A Common Stock and Class B Common Stock.

“Tax Receivable Amount” means the aggregate amount of all payments to be made to the holders of CompoSecure Units prior to the Closing pursuant to the Tax Receivables Agreement.

“Wallet” means a device or service which enables storage of, and access to, Digital Assets, such as Cryptocurrency.

“Warrants” means the Public Warrants and the Resale Warrants.

BUSINESS

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to CompoSecure, Inc. and its consolidated subsidiaries following the Business Combination, other than certain historical information that refers to the business of Holdings prior to the consummation of the Business Combination.Overview

The Company is a world-class platform for next generation payment technology, security, and an emergent provider of Cryptocurrency and Digital Asset storage and security solutions. For two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key Payments Industry innovations in materials science, Metal Form Factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products has resulted in widespread adoption by major banks, financial institutions and leading FinTech innovators to support their acquisition and retention of consumer and business card customers. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers.

From 2010 through 2021, the Company produced and sold 114 million metal Payment Cards worldwide. In 2021 alone, the Company provided metal payment card solutions for more than 100 of branded and co- branded card programs, totaling more than 22 million Payment Cards sold. The Company’s metal payment card solutions generate a significant base of growing, highly-profitable revenue. For the fiscal years ended December 31, 2021 and 2020, the Company achieved net revenue of $268 and $261 million, respectively and Adjusted EBITDA of $102 and $116 million, respectively, representing a 38% and 44% Adjusted EBITDA margin, respectively. Adjusted EBITDA is a non-GAAP financial measure that is not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. For a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Financial Measures.”

Commencing with the commercial launch in the third quarter of 2021, the Company is extending its multi-decade track record of growth through innovation and Payments Industry leadership into the Digital Assets revolution. The Company has entered the Cryptocurrency and Digital Asset market through the launch of the Arculus Platform, a three-factor security platform with broad industry applicability. The Arculus Platform was created with the mission to promote Digital Asset and Cryptocurrency adoption by making it safe, simple and secure for the average person to buy, swap and store Digital Assets. The Arculus Platform is envisioned to solve a chronic industry need for reliable, trusted and safe storage of digital Blockchain-based Digital Assets, including Cryptocurrencies. Today’s Digital Asset and Cryptocurrency storage solutions leave consumer assets exposed. It is estimated that in 2021 nearly $10 billion, up from $4.2 billion in 2020, in Cryptocurrencies have been stolen from user Wallets and Cryptocurrency exchanges. Users are faced with antiquated and expensive security solutions that have complicated user experiences. The Arculus launch commenced with the Arculus Key™ card hardware device and companion Arculus WalletTM App for secure storage of Private Keys and crypto-to-crypto and fiat-to-crypto transaction processing and account management. The Company is offering its Arculus Cold Storage Wallet to its existing Payments Industry business customers, new business customers identified within existing and emerging Digital Asset markets, and directly to consumers. Revenues are initially expected to be derived from sales of Arculus Cold Storage Wallets and from transaction processing fees. The Company’s Arculus products and services are expected to evolve over time to span a broad ecosystem of hardware, software, payments, and services for Digital Assets which we refer to as the Arculus Ecosystem, with its foundation in three-factor authentication security technology providing safe storage of Digital Assets.

The Company has a long history of creating branded solutions for partners such as American Express and JP Morgan Chase. The Arculus Platform is expected to be offered through partner-branded solutions which may include a partner-branded version of the Arculus Key card as well as some or all of the Arculus Cold Storage Wallet and other Arculus products and/or services. The partnering approach will allow Arculus- derived products to reach consumers through a variety of channels, while solving both the consumer’s and partner’s need for enhanced security of their Digital Assets and Cryptocurrencies.

The Company expects that the use of a partnering model, with multiple levels of product and service integration, will allow for future Arculus revenue streams to diversify into a combination of hardware sales and recurring revenues from transaction processing fees, subscription fees, and other sources. Currently, the Company expects that it will primarily generate revenue from the Arculus Platform through sales fees (for example, upfront fees paid upon the sale of the Arculus KeyTM card to a consumer), subscription fees (i.e. monthly fees paid for use of the Arculus Platform), and revenue sharing arrangements (whereby the Company receives a portion of the transaction fees paid upon execution of a transaction between the consumers of the Arculus Platform and our existing or future third party partners). The Company does not expect to directly buy or swap Cryptocurrencies for its customers. Instead, all buy and swap transactions by consumers using the Arculus WalletTM, including exchanging fiat currencies for Cryptocurrencies (and vice versa) and exchanging one Cryptocurrency for another Cryptocurrency, are expected to be implemented and executed between the consumer and one or more third-party partners, such as our existing partners Simplex and Changelly. The Company expects that trading activity will take place solely through these partners and that the Arculus Wallet will provide Arculus customers a link to the trading platforms of such third parties. The Company’s partnership with Changelly is expected to enable Arculus users to exchange Cryptocurrencies for other Cryptocurrencies, and the Company’s partnership with Simplex is expected to enable Arculus users to purchase Cryptocurrency with Fiat Currency. Following the external purchase or swap transaction between the consumer and one of the Company’s third-party partners, confirmation of the exchanged or purchased Cryptocurrency can be viewed on the consumer’s Arculus WalletTM. Future Arculus Ecosystem products may include solutions for payments, Digital Assets, eGaming (i.e., online gaming markets), warranty and insurance that may be developed in-house, with industry partners and/or through third-party App developers. The Company presently expects that the Arculus Key card, with its familiar Form Factor and tap-to-authenticate functionality could serve as the primary Cold Storage solution for the Arculus Ecosystem, including its future array of Apps, services, and infrastructure.

The Arculus Platform, with its three-factor authentication security technology, is expected to have broad industry applicability. Security attacks are increasing, with both external and internal threats of growing concern to consumers and industry participants. Use of the Arculus Platform’s three-factor authentication system, including the physical Arculus Key card, provides a level of security which the Company hopes will become the gold standard for Digital Asset security in the future. The Company’s hardware and software offerings are designed to serve the convergence of large and growing addressable markets across Payments, Cryptocurrency, Digital Assets, and all emerging Blockchain-based assets. These markets are supported by industry dynamics, including increasing business and consumer demand for solutions supporting contactless payments, security and fraud protection, and Cryptocurrency and Digital Assets. Globally, an estimated four billion addressable Payment Cards are issued annually, and the market is undergoing a long-term transformation from plastic to metal card form factors. Though metal card penetration is growing, adoption remains nascent, with the Company, even as a metal card industry leader, representing just approximately 0.5% of annual global Payment Card issuance volumes in 2021.

The Company believes there is a unique and compelling near-term market opportunity in Cryptocurrency and a longer-term opportunity in the broader Digital Assets and Blockchain-based asset markets. In December 2021, the daily trading volume for the top 200 Cryptocurrencies averaged approximately $290 billion (i.e., the top 200 Cryptocurrencies based on total market capitalization of such Cryptocurrencies, per publicly available data obtained from www.coinmarketcap.com), which includes any Digital Asset that uses cryptographic technologies to maintain its operations as a currency or decentralized application, and includes stablecoins and tokens. The total market capitalization of the Cryptocurrency market, based on publicly available data obtained from www.coinmarketcap.com, increased from $0.7 trillion as of December 31, 2020 to approximately $2.2 trillion as of December 2021 and is projected to rise to approximately $5.5 trillion by 2027 (based on a publicly available report published by Verified Market Research and available at www.verifiedmarketresearch.com). These market capitalization figures include all Cryptocurrencies, including stablecoins and tokens. This asset class, its growth, and the broader ecosystem require solutions to securely and seamlessly store and access Digital Assets as they become increasingly ubiquitous. The landscape for crypto-related products and services is highly fragmented today, with significant opportunity for organic and inorganic value creation as the market continues to grow and mature.

Leveraging its foundation of world-class security technology, high-volume hardware manufacturing capabilities, deep financial institution relationships, and existing payments, and newly-developed Cryptocurrency, hardware and software products, the Company aims to build a premier, diversified ecosystem in the rapidly growing market for payments, Cryptocurrency, and Digital Asset solutions.

Competitive Strengths

As a pioneer in payments and security technology, the Company possesses key competitive differentiators it is leveraging to expand its leadership position in metal Payment Card solutions and in commercializing Arculus’ three-factor authentication technology in the market for Cryptocurrency and Digital Asset solutions. These differentiators include:

Innovation. The Company has been a leader and innovator for decades in the Payment Cards industry, including the first metal Payment Card (2003), the first mass affluent metal Payment Card (2010), the first metal “tap-to-pay” credit card (2016), the first metal NFC-enabled Cold Storage device for the Arculus launch in 2021, and a pipeline of new product features including biometric security, dynamic CVV, keychain cards, LED display features, new Payment Card constructions, and substantial product and solution expansion planned for the Arculus business. In addition to new products and revenue opportunities, the Company’s research and development efforts are continually focused on improvements in manufacturing processes to improve efficiency, increase capacity, and reduce waste to support enhanced operating leverage and profitability.

Embedded Client Relationships. The Company has been serving its two largest clients, American Express and JP Morgan Chase, for over ten years, building strong relationships with key personnel. For these major and numerous other clients, the Company has produced metal Payment Cards for over 100 card programs, including issuer proprietary and co-branded programs. The Company has also steadily grown the number of customers it serves, increasing from approximately 30 in 2016 to 100 in 2021, adding 50 new clients in 2021 alone.

Scale. In 2021, the Company produced approximately 22 million metal Payment Cards. Leveraging its three manufacturing facilities in Somerset, New Jersey, with an aggregate of approximately 173,000 square feet of space, the Company has developed the ability to provide volume and quality at scale much larger than current metal Payment Card competitors’ existing metal card output. The Company believes that its ability to produce metal Payment Card volume and quality at scale, is critical to the success of very large Payment Card programs, while also driving manufacturing efficiencies and related cost advantages. The Company expects to apply its manufacturing expertise and cost efficiency for the launch of the Arculus’ three-factor authentication technology in the market for Cryptocurrency and Digital Asset solutions. In addition, the Company has separate manufacturing operations designed to optimize smaller quantity production runs for pilot or specialized card programs.

Patents and Trade Secrets. Leveraging its decades of experience, the Company has developed extensive trade secrets in creating graphic effects on metal cards, heavily customized equipment and machinery and proprietary coatings, as well as the knowledge and ability to blend various metals and polymers to create unique composites. The Company has a strong focus on protecting its proprietary intellectual property. As of March 2022, the Company had more than 45 U.S. and foreign (utility and design) patents issued, more than 30 U.S. and foreign patent applications (utility and design) pending, and new technologies under development. The Company expects to continue to develop innovations for Payment Card form factor design, components and manufacturing methods, many of which are reflected in patent applications, which may include further technological innovations for the Arculus Cold Storage Wallet products.

Key Products

Metal Payment Card Solutions

The Company is a category leader in the design and manufacture of premium metal Payment Cards. Its metal Payment Cards are currently issued on the Visa®, Mastercard®, American Express®, and China Union Pay® Payment Networks.

The Company has a track record of two decades of pioneering continuous Payment Card innovation in Metal Form Factors. In 2003, for the American Express® Centurion® program the Company created the world’s first metal Payment Card, and in 2009 the Company developed the first commercialized metal Payment Cards with embedded EMV® chips. In 2010, for the JP Morgan Chase Sapphire Preferred® program, the Company created the first metal Payment Card targeting the mass affluent segment, significantly expanding the potential number of cardholders that issuers could address with metal Payment Cards. In 2017, for the American Express® Platinum® program, the Company introduced the first NFC-integrated Dual-Interface metal Payment Cards. Typically sold at a higher price point than contact-only cards, Dual-Interface Payment Cards today comprise the majority of the Company sales volume because of the speed and convenience they offer to cardholders. The Company has key US and international patents and trade secrets relating to the integration of NFC technology into metal Payment Cards.
The Company provides its issuer clients customized and highly differentiated financial payment products in order to support and grow the acquisition, retention, and spending of their cardholders. The Company leverages the latest innovations in security and functionality to provide its issuer clients with Payment Cards that deliver elevated, premium experiences to their cardholders. The Company offers a variety of metal Payment Cards, at different price points and using an array of metal and metal-polymer hybrid constructions, that allow issuers to customize each of their Payment Card programs to target specific cardholder segments. The Company Payment Cards are tailored to specific issuer and Payment Card program requirements. The Company’s primary Metal Form Factors include:

Embedded Metal	Metal Veneer Lite	Metal Veneer	Full Metal
Metal core with polymer front and back faces	Metal front with polymer back	Metal front with polymer back	Greatest metal density and weight
Features Dual-Interface technology	Features Dual- Interface technology	Heavier version of Metal Veneer Lite	Features Dual-Interface technology
Flexible design options	Weighs approximately 13 grams	Features Dual- Interface technology	Supports 2D/3D engraved graphics
Weighs approximately 12 grams		Can be engraved	Weighs approximately 21-28 grams
Weighs approximately 16 grams
Arculus

At the Consumer Electronics Show in January 2021, the Company launched the Arculus Cold Storage Wallet, a three-factor authentication solution, as the first element of an envisioned future ecosystem of Arculus Cryptocurrency and Digital Asset solutions. The Arculus Cold Storage Wallet is comprised of the Arculus Key card Cold Storage hardware device and companion Arculus Wallet mobile App. The three-factor authentication solution, which is designed to keep the Private Key in the Arculus KeyTM card highly secure, involves (i) a biometric feature found on the vast majority of mobile devices, which is a difficult-to-replicate security factor that requires personal presence of the registered user, (ii) a personal identification number, or PIN, which is stored in the secure element of the Arculus KeyTM card, and (iii) possession of the Arculus KeyTM card itself and presentation of that Arculus KeyTM card to the Arculus WalletTM App. The Arculus Key card is a premium, metal card with an EMV chip used to permit the card to communicate with a smart phone or similar NFC-enabled device operating the Arculus Wallet App for “tap-to-transact” functionality, which refers to the action of bringing the Arculus KeyTM card near to the back of the phone to digitally sign blockchain transactions with a user’s Private Keys through the use of NFC technology. The Arculus Wallet App was developed by the Company and is available for download on the Apple Store® and Google Play® store. The Arculus Key card was designed, and is manufactured, by the Company at its existing manufacturing facilities.

The Arculus Cold Storage Wallet allows users to easily and securely buy and swap Cryptocurrencies and store their Private Keys, providing the convenience of a Hot Storage Wallet with the security of Cold Storage. Commercial sales of the Arculus Cold Storage Wallet commenced in the fourth quarter of 2021. Compared with existing Cold Storage Wallet products available in the market, the Company’s Arculus Cold Storage Wallet offers a secure, user-friendly, and feature-rich solution that utilizes the Company’s expertise in NFC-integrated metal card design and production. To the Company’s knowledge, the following features of the Arculus Cold Storage Wallet are unique in the industry as such features are not currently available in the wallet offerings of the Company’s competitors:

•Cold Storage: Private Keys remain in an offline environment kept in a Metal Form Factor using a CC EAL 6 secure element (which refers to Common Criteria Evaluation Assurance Level 6, an international standard established by www.commoncriteriaportal.org which is used to evaluate the security implementation in information technology software and hardware).

•Three-Factor Authentication: Advanced security across: (1) biometric (i.e., fingerprint and/or facial recognition); (2) personal identification number (PIN); and (3) NFC connection with the Arculus Key card.

•Innovative Form Factor: Cryptocurrency key storage solution contained in a slim, Metal Form Factor card, which does not require a battery or charging, offering a premium user experience and heightened hardware protection through an easy-to-use, NFC connection (“tap-to-transact”).
•Fully Featured Mobile Wallet App: Easily send, receive, purchase and swap Cryptocurrency assets including fiat-to-crypto and crypto-to-crypto.

The Company’s wholly-owned subsidiary, Arculus Holdings, L.L.C., has entered into a partner agreement with Simplex (the “Simplex Agreement”). Under the Simplex Agreement, Simplex has appointed the Company, on a non-exclusive basis, to enable Simplex’s services for its end users to function as an intermediate layer between the end user customers and Simplex’s Cryptocurrency liquidity partners.

Specifically, this provides Arculus customers with the option to perform purchase transactions with the liquidity partners whereby such liquidity partners sell Cryptocurrency to the end user customer through a designated web page owned and designed by the Company that is located on Simplex’s servers. Under the Simplex Agreement, Simplex is expected to pay the Company referral fees calculated as a portion of the total amount that the end user customer pays to Simplex for the relevant purchase transaction. The term of the Simplex Agreement continues until terminated by either party, with or without cause, with 30 days advance written notice. Additionally, either party may terminate the Simplex Agreement with immediate effect if the other party commits a material breach and does not remedy it within 30 days.

The Company’s wholly-owned subsidiary, Arculus Holdings, L.L.C., has entered into an affiliate program with Changelly under which the Company gains access to services offered on Changelly’s website for swapping Cryptocurrency, and the Company is entitled to referral commissions calculated as a portion of Changelly’s revenue from Cryptocurrency-to-Cryptocurrency swap transactions. To participate in the affiliate program, the Company has agreed to binding terms and conditions with Changelly, pursuant to which either party may terminate the affiliate program at any time for any reason.

In addition, the Company believes that the use of the Arculus KeyTM card and Arculus WalletTM to effect peer-to-peer/send & receive transfers, with its Cold Storage Wallet and three-factor authentication technology, provides the end user significantly more protection against theft, fraud and hacking as compared to the use of custodial Hot Wallets or other Cold Storage Wallets. The Company is not compensated for such user-directed activities.

For illustrative purposes, the following is a step-by-step example of how an Arculus end user can leverage the Arculus KeyTM card and Arculus WalletTM to:

•receive Cryptocurrency directly peer-to-peer;

•send Cryptocurrency directly peer-to-peer;

•purchase Cryptocurrencies using Fiat Currency; and

•swap one Cryptocurrency for another Cryptocurrency.

Example 1 — Peer to Peer/Receive

Goal: An Arculus end user seeks to receive Bitcoin from a peer (whether or not such peer is an Arculus end user).

Steps:

1.End user activates the Arculus Wallet App on a mobile phone (or other NFC-enabled mobile device) by using the Arculus Key card or personal biometrics to authenticate the end user;
2.End user then navigates to “Receive” screen in the Arculus Wallet App;

3.In the Arculus Wallet App, the end user selects “BTC” as the input Cryptocurrency to receive;

4.The end user then presses “Receive” in the Arculus Wallet App to initiate the transfer;

5.The end user either shows his QR code to the sender or sends the QR code (or his address) to the sender (via email, instant message or other process);

6.The sender then processes the transfer on his wallet, device or system (which may or may not be an Arculus Wallet), or through his custodial account;

7.The sender submits a direction to the Blockchain to move the BTC from the sender’s address to the recipient’s address;

8.Once the transfer is validated on the Blockchain, the received BTC would be displayed in the end user’s Arculus Wallet App, completing the transfer.

Example 2 — Peer to Peer/Send

Goal: An Arculus end user seeks to send Bitcoin to a peer (whether or not such peer is an Arculus end user).

Steps:

1.End user activates the Arculus Wallet App on a mobile phone (or other NFC-enabled mobile device) by using the Arculus Key card or personal biometrics to authenticate the end user;

2.End user then navigates to “Send” screen in the Arculus Wallet App;

3.In the Arculus Wallet App, the end user selects “BTC” as the input Cryptocurrency to send, with the amount of the input Cryptocurrency specified;

4.In the Arculus Wallet App, the end user enters the address of the recipient’s holdings on the Blockchain (either by capturing a QR code (an acronym for “quick response” code, a type of barcode which contains data which points to a particular website, application or, in this case, to a specific Blockchain address) provided by the recipient or by typing the recipient’s address into the Arculus Wallet);

5.The end user then presses “Send” in the Arculus Wallet App to initiate the transfer, and then taps the Arculus Key card to the back of the mobile phone (or other NFC-enabled mobile device) and inputs the user’s PIN to authenticate the transfer;

6.The Arculus Wallet App immediately submits a direction to the Blockchain to move the BTC from the sender’s address to the recipient’s address;

7.Once the transfer is validated on the Blockchain, the transfer will be displayed in the transfer log in the end-user’s Arculus Wallet App.

Example 3 — Fiat Currency to Cryptocurrency

Goal: An Arculus end user seeks to purchase Bitcoin with US dollars using a personal credit or debit card.

Steps:

1.End user activates the Arculus Wallet App on a mobile phone (or other NFC-enabled mobile device) by using the Arculus Key card or personal biometrics to authenticate the end user;

2.End user then navigates to “Buy/Swap” screen in the Arculus Wallet App;

3.In the Arculus Wallet App, the user selects “USD” as the input and “BTC” as output to purchase, with a specific purchase amount denominated in US dollars;
4.The end user then presses “Buy/Swap” in the Arculus Wallet App to initiate the transaction, and then taps the Arculus Key card to the back of the mobile phone (or other NFC-enabled mobile device) and inputs the user’s PIN to authenticate the purchase transaction;

5.The Arculus Wallet App immediately redirects the end user to the website of Simplex, Arculus’ current unaffiliated third-party liquidity partner for Fiat Currency transactions, to complete the requested transaction (noting that Arculus may use one or more other third-parties in the future to fulfill specific purchases);

6.Simplex, through its proprietary website, algorithms and processes, and/or Simplex’s third-party liquidity provider, conducts a series of KYC/AML compliance screening functions and, if the end user passes those screens, Simplex, would then connect the user with one or more of its third-party liquidity partners (e.g., Binance, HitBTC, etc.) via Simplex’s applicable programming interface (“API”)(noting that Arculus does not control or direct which liquidity partners are used by Simplex, and these liquidity partners may change from time-to-time in the future, solely in Simplex’s discretion);

7.In order to fulfill the identified purchase, Simplex processes the credit or debit card transaction to obtain Fiat Currency for the intended transaction (i.e., as a purchase and/or cash advance depending on the user’s card choice and issuing bank’s procedures);

8.Once the Fiat Currency is received by Simplex (or its merchant processing partner), Simplex then instructs to its relevant liquidity partner via API to send Bitcoin to the user’s address in the Arculus Wallet and update the Blockchain to reflect the end user’s ownership of the Bitcoin;

9.Once validated on the Blockchain, the purchased Bitcoin is displayed in the end user’s Arculus Wallet App, completing the purchase transaction.

Example 4 — Cryptocurrency to Cryptocurrency

Goal: An Arculus end user seeks to swap Bitcoin for Ethereum.

Steps:

1.End user activates the Arculus Wallet App on a mobile phone (or other NFC-enabled mobile device) by using the Arculus Key card or personal biometrics to authenticate the end user;

2.End user then navigates to “Buy/Swap” screen in the Arculus Wallet App;

3.In the Arculus Wallet App, the end user selects “BTC” as the input Cryptocurrency to swap and “ETH” as the output Cryptocurrency to swap, with the amount of the input Cryptocurrency specified;

4.The Arculus Wallet App obtains from Arculus’ current unaffiliated third-party API partner, Changelly.com, quotation data on its currency exchange rates.

5.The end user then presses “Buy/Send” in the Arculus Wallet App to initiate the swap transaction, and then taps the Arculus Key card to the back of the mobile phone (or other NFC-enabled mobile device) and inputs the user’s PIN to authenticate the transaction;

6.Changelly then applies its KYC/AML processes (as applicable), and the Arculus Wallet App provides a destination address, which Changelly provides to its liquidity partner to send the input Cryptocurrency (noting that Arculus does not control or direct which liquidity partners are used by Changelly, and these liquidity partners may change from time-to-time in the future, solely in Changelly’s discretion);

7.The end user sends the input Cryptocurrency to the applicable Changelly.com API partner, which may include Coinbase, Binance or other third parties (noting that Changelly.com may use one or more other third-party liquidity partners in the future), using the destination address provided by Changelly.com;

8.Once the input Cryptocurrency has been received, the Changelly.com (or its API liquidity partner) sends the desired output Cryptocurrency is sent to the end user’s address in the Arculus Wallet;
9.Once validated on the Blockchain, the received Ethereum would be displayed in the end user’s Arculus Wallet App, completing the swap transaction.

Market Opportunity

Metal Payment Card Solutions

Edgar, Dunn and Company, a global financial services and payments consulting firm (“Edgar Dunn”), estimates in 2021 globally 8.3 billion addressable Payment Cards will be in circulation and 4.2 billion addressable Payment Cards will be issued. Edgar Dunn projects by 2025 these figures will grow to 10.9 billion cards in circulation and 5.5 billion cards issued. Similarly, McKinsey & Company, a leading management consulting firm, estimates that global Payment Card spend is expected to grow from $26.3 trillion in 2018 to $38.6 trillion by 2023. Ongoing Payment Card innovations such as Dual-Interface functionality is expected to support continued physical card use among other payment modalities.

Payment Cards may be offered by banks and other non-bank issuers through proprietary issuer brands or as co-branded cards that leverage the brand equity and customer base of non-issuer program partners. Issuers dedicate significant resources to acquire new customers, retain existing customers, and grow customer spend as intense competition drives the need to differentiate their Payment Card programs. Issuers use advertising and program benefits to attract cardholders and also use brand recognition that relies upon the physical attributes of the Payment Card itself, including the look, feel and composition of the physical cards.

Traditional plastic card programs are highly commoditized and have historically relied upon offering benefits such as introductory interest rates, discounts, and rewards to win customers. These benefit costs are variable and can be unpredictable. Use of Metal Form Factors has become an increasingly key differentiator among Payment Card programs. Relative to traditional program incentives, the cost of a metal Payment Card is relatively low and predictable, giving metal Payment Cards a strong return on investment to issuers. The Company’s metal Payment Cards offer issuers the opportunity to provide a premium experience to their cardholders as part of a Payment Card program’s overall combination of benefits.

Higher-priced metal Payment Cards were initially designed and marketed to Payment Card issuers targeting relatively small segments of high-net-worth cardholders. Leveraging innovative design and manufacturing capabilities, the Company has been able to reduce the price paid by issuers for metal Payment Cards, thereby enabling its clients to expand their metal Payment Card offerings to target mass affluent and other customer segments. Issuance of Metal Payment Cards is growing quickly but remains in early phases of adoption globally. With an estimated 2021 global addressable market of 4.2 billion Payment Cards issued, the Company’s total penetration is estimated to be 0.5%.

The following key market dynamics support issuer decisions to add metal Payment Cards to their programs:

•Based on market survey data collected by Edgar Dunn, consumers globally favor Metal Form Factors as superior to existing plastic cards, and have even said they would switch banks to obtain a metal Payment Card. Technological and manufacturing innovations enable the Company to offer issuers an array of different Metal Form Factors, with a variety of price points to provide issuers competitive differentiation in their card programs. This range of card offerings is expected to continue to drive adoption of metal Payment Cards across segments in issuer card portfolios (consumer, small business, corporate, etc.) and card types (credit, debit, loyalty, etc.).

•The Company believes that dual-interface metal Payment Cards are easier to use than most mobile payment platforms, and that entrenched consumer preference for physical form factors are expected to maintain the role of Payment Cards in the marketplace notwithstanding the introduction of mobile payment platforms such as Apple Pay® and Google Pay®. It is expected that mobile payment platforms will continue to grow, but not replace physical cards as the dominant transaction model. For example, the Apple Pay® platform’s share of U.S. in-store sales were estimated by pymnts.com, an independent payment industry news and information resource, to be 1.5% in 2020, up from 0.1% in 2015.

•Issuers are considering the adoption of new Payment Card technologies, including dynamic card verification value (“CVV”), biometrics, and LED display features, among others. The incremental costs of adding these technologies to Payment Cards favors the use of Metal Form Factors instead of plastic cards. The Company believes Metal Form Factors provide a more durable physical housing versus plastic, thus better preserving the integrity and functionality of any added technologies, driving efficiency in issuer acquisition costs.

•Payment Cards remain the primary payment instrument at the point of sale. Even with the ongoing global expansion of e-commerce, the need for physical card products is not expected to significantly diminish. After more than two decades of e-commerce activity, it is estimated that only 13% of total U.S. retail sales are completed through e-commerce channels (2020 U.S. Census Bureau report).

Cryptocurrency and Digital Assets

Cryptocurrency is a burgeoning asset class and is rapidly evolving. The value of the Cryptocurrency asset class was estimated to total $1.8 trillion in 2021 and is projected to grow to $32 trillion by 2027. Bitcoin addresses with non-zero balances have grown from 7 million at year end 2016 to an estimated 37.5 million by year end 2021. Cryptocurrencies and other Digital Assets are forming the basis of new global financial and security frameworks with significant monetization opportunities.

Cryptocurrency Wallets enable users to access and monitor their Cryptocurrency assets and sign transactions. Hot Storage Wallets generate and store private and public keys and digitally sign transactions within Internet-connected devices where storage of the keys is hosted by a third party. For example, Cryptocurrency exchanges today typically provide their customers Hot Storage Wallets with the exchange having custody of the user’s Private Keys. Cold Storage Wallets store Private Keys and sign transactions in an offline device, with the Private Key in the custody of the user, protecting the Wallet from network-based security vulnerabilities. Though typically more convenient for day-to-day transaction activity than Cold Storage, Hot Storage Wallets are more prone to risk of cyber-theft. Since November 2013, Cryptocurrency exchanges have experienced dozens of cyberattacks resulting in billions of dollars in aggregate loss of assets. The risk of cyberattacks and other theft of Cryptocurrency assets is driving demand for the enhanced security of Cold Storage over exchange-provided Hot Storage Wallets.

The risk of loss of valuable Cryptocurrencies and other Digital Assets by consumers and other industry participants is driving the need for more advanced security solutions to protect these assets against fraud and theft. Use of the Arculus Cold Storage Wallet with its three-factor authentication security solution, could substantially reduce the risk of this type of catastrophic loss of valuable assets.

Crypto.com reported that global cryptocurrency users increased from 74 million in July 2020 to 295 million at year end 2021. Blockchain.com reported 11 million active Cryptocurrency Wallet users (inclusive of Hot and Cold storage) at year end 2016. This figure grew to 82.2 million by year end 2021. The Company's management projects active Wallet users will total more than 230 million by 2025. The Cold Storage Wallet market is nascent but projected to grow rapidly, as consumers seek out the increased security for storage of their Digital Assets and look to maintain custody of their Private Keys.

The eGaming and related Digital Asset markets are also significant opportunities for adoption and monetization of Blockchain-based and similar applications. Video games represent a $159 billion market spanning 3.0 billion individual eGamers (i.e., customers for eGaming products and services) globally. Free-to-play games generate 85% of all video game revenue through purchase of in-game assets. Over 1.3 billion eGamers made at least one in-game transaction in 2020. Adoption of Blockchain-based or similar non-fungible tokens are moving in-game assets to tradeable/saleable valuable Digital Assets. Enterprise eGaming platforms require security of user assets and ease of recovery for potentially lost assets, as well as the ability to accept a growing list of Cryptocurrencies. Consumers increasingly need portability for Digital Assets, multiple currencies, and security of their assets/accounts from hacking and loss. Arculus’ Ecosystem solutions could provide the security and ease of use needed to facilitate the continued growth of these markets.

Growth Opportunities

The Company is a high-growth, profitable technology company, focused on innovative payments, security, and Cryptocurrency and Digital Asset solutions. The Company has a demonstrated track record of achieving growth in operational scale and financial performance, including:
•Card programs served grew from approximately 60 in 2018 to over 100 in 2021;

•Metal Payment Card unit sales grew from 12.6 million in 2018 to approximately 22 million in 2021 (20% compound annual growth rate or “CAGR”);

•Net revenues grew from $155 million in 2018 to $268 million in 2021 (20% CAGR); and

•Adjusted EBITDA grew from $69 million in 2018 to $102 million in 2021 (17% CAGR).

Metal Payment Card Solutions

Even with its long-term track record of growth and leadership in metal Payment Card solutions, the Company’s sales volume in 2021 represented just 0.5% of estimated addressable market, indicating substantial opportunity for further penetration of the global Payment Card market. Presently, metal Payment Card growth activities are targeted in three primary areas:

Domestic Expansion. In 2021, the Company produced metal Payment Cards for seven of the top ten U.S. card issuers. The Company believes there are substantial opportunities to expand adoption of Metal Form Factors existing clients’, proprietary and co-branded mass affluent card programs which do not currently offer metal Payment Cards. The number of issuers adopting metal programs continues to increase, and the Company’s marketing and sales activities target opportunities to introduce Metal Form Factors to new card issuer clients in the U.S.

International Expansion. The Company’s net revenue from non-U.S. metal Payment Card programs in 2021 totaled $49.5 million, nearly 3 times its 2018 net revenue of $19 million from non-U.S. programs. The Company believes that issuers in international markets are still in the early stages of adoption of Metal Form Factors and largely untapped opportunities exist across major markets, in Europe, Asia, the Middle East, and Latin America. In these regions, issuers are developing awareness of the relatively low cost and attractive economics of metal Payment Card programs. The Company intends to continue growing its team of international direct sales representatives and third-party distribution partners to further support growth in markets outside of the U.S.

FinTech Issuers. Innovative new issuers, including digital challenger banks and other emerging consumer FinTechs, are increasingly seeking premium physical touch points to enhance their otherwise digital-only customer relationships.

Technology and Innovation. Since its founding, the Company’s growth has been underpinned by the transformative security and payments technologies it has developed and commercialized for large, mainstream markets. The Company expects to maintain its technological advantages over competitors with consistent research and development investment to drive innovations that provide opportunities for expanded revenues and profitability, including biometric, dynamic CVV, LED display features, and new card constructions. In addition to new products and revenue opportunities, the Company’s research and development efforts are continually focused on improvements in manufacturing processes to improve efficiency, increase capacity, and reduce waste to support enhanced operating leverage and profitability.

Arculus

There has been explosive growth in Cryptocurrencies and usage of Cryptocurrency in multiple segments of the financial markets, representing a substantial growth opportunity for the Company’s Arculus Platform.

The Company believes its Arculus Platform can develop into an entire ecosystem of hardware, infrastructure, direct applications and services, and third-party applications and services, focused on serving the needs of users of Cryptocurrencies, as well as for in-game financial transactions in the eGaming industry (today mostly conducted in Fiat Currency) and warranty and insurance programs focused on Cryptocurrency products and Digital Assets being stored. Leveraging the Company’s history of innovation and Payment Card expertise, the Company expects it can rapidly expand the Arculus Platform to include developments in Hot Storage Wallets and Payment Card functionality, as well as further developments in Cold Storage Wallets. The opportunities are likely to drive hardware sales revenue (for the Arculus Key card), transaction fee revenue (from Fiat Currency to Cryptocurrency and Cryptocurrency to Cryptocurrency transactions), and recurring fees (e.g., subscription and other fees).
The Arculus Platform roadmap for the next several years focuses on rapid expansion and market launch of the following products and services:

In Market	2022	2022	2023
Cryptocurrency Solutions	Digital Authentication/Arculus Payments	NFTs & Gaming	Warranty & Insurance
Store Private Keys and sign transactions with an offline device (Arculus KeyTM card)	Adds payment card functionality to hot and cold Cryptocurrency storage platform	Improves security and portability of Digital Assets, including NFTs within and across gaming platforms	Establish crypto asset insurance protection for users that addresses loss of Cryptocurrencies and other Digital Assets
Protects Wallets from network-based vulnerabilities, alleviating burdens of existing solutions	Adds digital authentication functionality to card payments platform	Enables eGames to accept growing list of Cryptocurrencies and protect accounts from hacking and loss in the quickly expanding gaming market
Enables tap card to phone for authentication, turns internet payments into card present transactions, authorizing high-dollar transactions, and authenticating a new device

The Company expects to leverage its business-to-business (“B2B”) channel to expand into the Cryptocurrency markets. Specifically, the Company will target its existing Payment Card issuer clients and their co-brand partners, including traditional financial institutions, FinTech companies and other Cryptocurrency exchanges to offer the Arculus Platform in the Digital Asset, eGaming (i.e., online gaming markets), and other Blockchain-based markets. Further, the Company may create a partner-branded (or “white-labeled”) version of the Arculus Key™ card, as well as some or all of the Arculus Cold Storage Wallet and other Arculus products and/or services. The Company believes this model solves both the consumer’s and the partner’s need for enhanced security of their Digital Assets and Cryptocurrencies and anticipates that it will allow the Arculus Platform products and services to reach consumers through a variety of channels, while also diversifying the Arculus revenue streams into a combination of hardware sales and recurring revenues from transaction processing fees, subscription fees, and other sources in various markets.

The eGaming market is well established, with published data (Source: Bloomberg; Mordor; Newzoo) showing approximately 3.0 billion users in 2021, expected to grow to approximately 3 billion by 2023 (and the Company believes this growth will continue through 2025), and approximately $180 billion dollars spent in 2021, expected to grow to over $257 billion by 2025. The Company has identified four primary unmet needs in the eGaming market, from both platform providers and users, for increased security, authentication and ease-of-use, which provide support for the Company to enter this market and achieve meaningful revenues, including:

•The need for improved authentication for user registrations and logins to the gaming platform;

•The need to reduce fraud and/or eliminate in-game “card not present” transactions, in which the gaming platform is charged a higher processing fee, in favor of in-game “card present” transactions, saving the platform significant money in processing fees;

•The need for users to have a safe, secure and easy-to-use Cold Storage device for NFTs and other Digital Assets purchased within the gaming platform; and

•The need for platform providers to enable users to pay for in-game transactions using Cryptocurrencies.

Importantly, the eGaming market has extensive experience using prior and existing security devices, but the Company believes the Arculus Platform technology reflects a safer and more secure device for this market.

The Company expects to continue development of the Arculus Platform, in-house, with industry partners and/or through third-party App developers and expects that associated internal development costs will not involve expenses in excess of 1% of net revenues per year. The Company may also consider the acquisition of businesses and/or assets which might accelerate market entry for various elements of the Arculus Platform.

Clients

The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has developed long-term relationships with its largest customers, including eighteen years with American Express and thirteen years with JP Morgan Chase, across multiple RFP cycles with both companies, as well as six years with CapitalOne and four years with Fiserv.

The proven value proposition of the Company’s premium metal Payment Cards support card issuers’ acquisition and retention of consumer and business card customers. For each of its largest issuer relationships, the Company serves numerous distinct issuer-branded and co-branded card programs, diversifying the Company’s revenues even within individual clients. For example, the Company supports the following proprietary and co-branded programs:

Issuer/Reseller	JPMorgan Chase	American Express	Capital One	Fiserv
Proprietary Programs	Sapphire Preferred®	Centurion®	Venture®	N/A
	Sapphire Reserve®	Platinum®	Savor®
	JPM Reserve®	Gold®	Spark Business®

Co-Branded Programs	Amazon Prime®	Amazon Prime Business®	N/A	Verizon®
	Whole Foods®	Marriott®		Morgan Stanley®
	United®	Delta®
These card portfolios create recurring revenue streams driven by issuer demand for the Company metal Payment Cards to support customer acquisition and replacement card activity for lost and stolen cards, account fraud, and natural card reissuance cycles that occur each year.

As Payment Card issuers seek ways to drive differentiation in their market, the Company’s premium metal Payment Cards have become a key component of its clients’ customer-facing marketing messages. Moreover, issuers who do not offer a premium card product are increasingly realizing that they risk losing market share over the long term.

For example, at its March 2018 investor day, American Express reported results from its recent Platinum® program relaunch which included conversion of the cards to the Company’s premium metal form factor. The Platinum® program experienced a 52% increase in new account acquisitions and upgrades. The Company’s analytics suggest that a typical issuer would require only a 1% to 3% increase in new card acquisition to generate a positive return from the adoption of the Company’s metal Payment Cards. American Express also highlighted increased cardholder spending of 17% over the prior year and the Company estimates that only a 3% to 4% increase in average cardholder spending would generate a positive return from the adoption of the Company’s premium metal form factor. Furthermore, 290,000 existing customers proactively called American Express to request the new metal card and 47% of the new Platinum® card customers were millennials, a key growth factor for the portfolio.

The Company and its major clients have entered into multi-year master agreements which provide general terms and conditions. These clients then typically provide single-order, blanket-order and/or multi-year statements of work which set forth prices and quantities of Payment Cards. For most other clients, the relationship is governed by individual purchase orders instead of master agreements.

The Company’s largest clients are American Express and JP Morgan Chase. Together these clients represented 71.9% (or individually, approximately 34.5% and 37.4%, respectively) of our net revenue for the year ended December 31, 2021 and 72.1% (or individually, approximately 38.4% and 33.7%, respectively) of our net revenue for the year ended December 31, 2020.

The Company has a master service agreement with American Express (the “Amex Agreement”) will be up for renewal on December 31, 2024. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Amex Agreement, American Express reserves annual capacity of products and is required to order a certain percentage of that capacity from the Company, and the Company may charge American Express for a portion of that capacity even if American Express orders below capacity for any given year. Subject to compliance by American Express with any existing purchase commitments, American Express may terminate the Amex Agreement (i) for convenience pursuant to written notice, or (ii) for cause if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Amex Agreement if American Express does not make required payments, and does not remedy the non-payment within a prescribed time period. In addition, subject to compliance by American Express with any existing purchase commitments, American Express may terminate individual orders entered into under the Amex Agreement with prior written notice.

The Company’s master service agreement with JP Morgan Chase (the “Chase Agreement”) will be up for renewal on December 31, 2023. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Chase Agreement, JP Morgan Chase agreed to purchase its metal Payment Cards only from the Company during the term of the Chase Agreement. Under the Chase Agreement, JP Morgan Chase reserves annual capacity of products. Subject to compliance by JP Morgan Chase with any purchase commitments to the Company, JP Morgan Chase may terminate the Chase Agreement (i) for convenience pursuant to written notice, or (ii) if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Chase Agreement if JP Morgan Chase does not make required payments, and does not remedy the non-payment within a prescribed time period.

Sales and Marketing

Metal Payment Card Solutions

The Company markets and sells its metal Payment Card products to U.S. and international card issuers, including banks and other non-bank issuers of Payment Cards. Sales activities are designed to develop and foster deep relationships with key Payment Cards issuers throughout the world. Through these activities, the Company works to strengthen relationships and expand metal Payment Card programs with existing clients and to identify and complete sales to new clients. The Company has two primary sales channels, as follows:

Direct Sales. The Company presently deploys nine direct sales representatives located in the U.S., Europe, India and South America along with nine client relationship managers and solutions architects. The Company establishes direct engagement between its sales team and issuers in various regions across the world, with success driven by an iterative and collaborative process. The Company’s sales team focuses on issuer portfolios on a program-by-program basis.

Indirect Sales. The Company has been expanding its relationships with a variety of card ecosystem partners, such as plastic card manufacturers and Personalization partners throughout the world. These relationships enable the Company to reach more issuers (primarily non-U.S.), some of whom prefer to run all card purchasing through their existing relationships. Distribution partners are able to offer their customers a broader range of card form factors, bringing the Company into a sale as the metal Payment Card expert. The Company’s numerous distribution partners operate global sales teams. In these relationships, the Company typically sells its metal Payment Cards to its distribution partners at a wholesale price; and the distributor then resells the cards to its customers, typically on an integrated basis with the distributor’s Personalization, fulfillment and other card-related services (with prices to their customers under the sole control of the distribution partner). The Company also uses a variety of marketing communications, including conferences and trade show attendance, print and digital advertisements and social media posts, targeted at card issuers and consumers, and designed to demonstrate and expand the demand for metal Payment Cards.

Arculus

The Arculus Platform is selling in business-to-business (“B2B”) and direct-to-consumer channels. The Company plans to invest significantly in sales and marketing over the next several years to scale its Arculus solutions business. The Company has already commenced marketing activities, including social media marketing, and has expanded its marketing and business development activities to build brand awareness for the Arculus Cold Storage Wallet and entire Arculus Ecosystem, and to identify opportunities to deploy the Arculus Platform. These activities emphasize the ease of use of the Arculus Cold Storage Wallet, and its three-factor authentication advantages. The Company has already hired additional personnel, and expects to add marketing and other vendors, to expand its marketing and business development activities, to develop a pipeline of partnering opportunities for its Arculus Platform.

Business Sales and Partnering Programs. The Company’s B2B strategy involves targeting its existing Payment Card issuer clients and their co-brand partners who seek to enter the Cryptocurrency marketplace. The Arculus Platform, with its three-factor authentication security solution including the Arculus Cold Storage Wallet, is expected to be offered through partner-branded solutions which may include a partner-branded version of the Arculus Key card, as well as some or all of the Arculus Cold Storage Wallet and other Arculus products and/or services. The partnering approach will allow Arculus derived products to reach consumers through a variety of channels. The Company expects that the use of a partnering model, with multiple levels of product and service integration, will allow for future Arculus revenue streams to diversify into a combination of hardware sales and recurring revenues from transaction processing fees, subscription fees, and other sources. Future Arculus Ecosystem products may include solutions for payments, Digital Assets, eGaming (i.e., online gaming markets), other Blockchain-based markets, and insurance that may be developed in-house, with industry partners and/or through third-party App developers. The Company expects to initially target the eGaming, insurance and the Fintech markets. The Company presently expects end-user customers of our business-to-business sales to use the Arculus Key card and/or other Arculus Ecosystem solutions to conduct transactions in Fiat Currency and Cryptocurrency. However, to date, the Company has not made any sales of its Arculus products to such customers.

Consumer Sales. The Company’s direct-to-consumer strategy expects to generate sales via the Internet, physical retail and other channels. The Company’s online direct-to-consumer strategy include selling products through its own Arculus-branded e-commerce website, as well as other Internet distribution channels, including Amazon.com® and other online distributors.

Competition

Metal Payment Card Solutions

The market for Payment Cards is highly competitive. The Company competes for bank, non-bank and brand decision-making on their card programs with providers of other incentives and initiatives, including rewards programs and traditional plastic card manufacturers. The Company also competes with several other manufacturers of cards containing some metal. Some of the Company’s competitors possess substantially greater financial, sales, and marketing resources than the Company and have substantial flexibility in competing, including through the use of integrated product offerings and competitive pricing. However, most of the Company’s competitors in card manufacturing are large, diversified businesses with areas of strategic focus outside of the Payment Cards market, and their card operations focus primarily on lower margin core plastic card manufacturing. The Company believes that most competitive metal card manufacturers have substantially less production capacity, less technical expertise in the Metal Form Factor, a limited selection of metal card designs and constructions, and less extensive supplier relationships for the raw materials needed for metal cards. The Company’s metal card products compete with other card manufacturers, including Idemia France S.A.S. (formerly Oberthur Technologies SA), Thales DIS France SA (formerly Gemalto SA), CPI Card Group, Giesecke & Devrient GmbH, Kona I and BioSmart Co., Ltd.

Competitive factors in selling metal Payment Cards include primarily product quality, the ability to manufacture high volumes of cards, the ability to deliver finished cards on fixed schedules enabling card issuers (and their Personalization partners) to meet consumer demand for metal Payment Cards, the range of products offered, innovation in Metal Form Factor design and construction and technological innovation to enhance the cardholder experience, product features and price. The Company competes favorably across all of these factors, in the following ways:

•The Company is the pioneer and market leader in production of metal Payment Cards, with over a decade of experience in designing and manufacturing metal Payment Cards to meet the needs of large card issuers and brands.

•The Company has the facilities, personnel, manufacturing equipment, and processes to manufacture metal Payment Cards at scale while maintaining high quality standards.
•The Company has developed valuable relationships with clients, raw material suppliers, Personalization partners, distributors, and equipment manufacturers.

•The Company maintains long-term contracts with its largest clients, which are also some of the largest card issuers in the world, across a diversified portfolio of proprietary and co-brand Payment Card programs.

Arculus

The market for Cold Storage Wallets is highly competitive. Presently, most Cold Storage Wallets are sold directly to consumers, and the Company expects to face competition from existing products and potential new product launches from existing storage businesses and new entrants. The Company expects to compete for business sales with other providers of Cryptocurrency storage products and services. Some of the Company’s competitors may possess greater financial, sales and marketing resources than the Company. However, most of the Company’s competitors in the Cold Storage Wallet market do not presently offer products and services with the range of security features and enhanced user interface/user experience of the Company’s Arculus Key card and companion Arculus Wallet App. The Company expects its primary competitors in the Cold Storage Wallet market will include Ledger SAS, Trezor® from Satoshi Labs SRO, CoolWallets® by CoolBitX Ltd., KeepKey® by ShapeShift AG, ColdcardTM by Coinkite Inc., BitBox® by Shift Cryptosecurity and PalletTM by Penta Security Systems, Inc., among others.

Cold Storage Wallets also compete as a category of products against Hot Storage Wallets to serve Digital Asset holders. Hot Storage Wallets generate and store private and public keys and digitally sign transactions within Internet-connected devices where a Digital Asset holder’s keys are under the custody of a third party, typically in a cloud-based, hosted environment that may be vulnerable to cyber-theft. The Company believes that Cryptocurrency users will increasingly demand self-custody of their private and public keys via Cold Storage Wallets for the enhanced security benefits. Further, the Company also believes that its Arculus Key card and companion Arculus Wallet App deliver a Cold Storage Wallet solution that eliminates much of the user experience friction historically associated with competing legacy Cold Storage Wallet products. The Company provides a physical, branded touchpoint through the Arculus Key card that the Company believes will be preferred by financial institutions and other branded stakeholders in the market for Digital Assets over less tangible, digital-only Hot Storage Wallets. Hot Storage Wallets and related solutions include Wallets typically provided by Cryptocurrency exchanges to their customers and the related backend software solutions enabling Hot Storage Wallets.

Manufacturing

The Company designs and manufactures its metal Payment Cards using highly specialized equipment, significantly modified to meet the Company’s particular production methods and card constructions. The

Company’s engineers have designed and implemented proprietary equipment modifications, process automation, and efficiency initiatives to drive significant improvements in manufacturing scale and productivity. The rollout of these initiatives is an ongoing process and continues with an increased focus on automation throughout the manufacturing process, which is expected to result in further improvements in manufacturing yields and labor efficiency, enabling the Company to meet client demand and withstand competitive pricing pressures. The Company’s research and development personnel bring substantial expertise in material science enabling the Company to design and produce difficult-to-replicate Metal Form Factors, and to be a leader in technological innovations for Payment Cards.

Payment Cards require high security throughout the manufacturing process, and the Company maintains extensive policies, procedures and staff to assure compliance with the PCI Security Standard, Payment Network and client requirements.

The Company’s manufacturing operations are designed to meet the needs of its diverse range of client Payment Card programs. The following diagram demonstrates the Company’s role in the Payment Card marketplace:
The Company leases an aggregate of approximately 173,000 square feet in three (3) facilities, all located in Somerset, New Jersey (U.S.A.), within about a mile of each other, enabling the Company to manufacture its products on an integrated basis across its facilities. The Company uses high-security ground freight (such as armored vehicles) for delivery of finished Payment Cards to the Company’s clients or, more frequently, directly to Personalization partners selected by the Company’s clients. Personalization partners provide cardholder Personalization and fulfillment services.

Supply Chain

The Company has developed and maintains a valuable and extensive network of suppliers, which provide the Company with EMV® chips, various types of metal, adhesives, signature panels, magnetic stripes, Payment Network logos (including holographic) and other materials for Payment Card production. The Company does not have any long-term purchase commitments for its supplies, and believes that the raw materials needed to produce its Payment Card products are available from multiple sources at reasonable prices, and does not anticipate any raw materials shortages. The Company obtains its raw materials from suppliers located in the U.S., Japan, China, Italy and France. Primary suppliers for EMV® chips are leading semiconductor manufacturers. The Company maintains constant vigilance concerning supply chain risks and evaluates alternate suppliers to assure availability, quality, performance, service, price and other features.

Intellectual Property

The Company has extensive and global intellectual property rights, such as design and utility patents and patent applications, trade secrets, confidential information, trademarks, service marks, trade names, and copyrights. The Company also maintains licensed rights to certain manufacturing technology relating to Dual-Interface antennae, and may, from time to time, enter into similar commercial agreements if needed or desirable for its manufacturing operations.

The Company relies on a combination of registered (such as patents, trademarks, service marks, etc.) and unregistered (such as trade secrets, confidential information, etc.) programs for its intellectual property protection throughout the world. As of March 2022, the Company had more than 45 U.S. and foreign patents issued, more than 30 pending U.S. and foreign patent applications, 16 families of U.S. and foreign trademarks/service marks registered and/or applied for across 27 jurisdictions. The Company’s 40 distinct utility patent families have an average remaining lifetime of over 14 years (of their 20-year terms from filing date, assuming eventual grant and all annuities paid); its 8 design patent families have an average 92% of their remaining lifetime remaining (of 10 – 25-year terms, depending upon jurisdiction), and its registered trademarks/service marks have ten year terms renewable indefinitely with ongoing use. The Company expects to continue to develop innovations for Payment Card form factor design, components and manufacturing methods, many of which are reflected in patent applications, which may include further technological innovations for the Arculus Cold Storage Wallet products.

Environmental Protection

The Company’s manufacturing operations are subject to compliance with Federal, state and local environmental protection regulations, including those governing the emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and groundwater contamination. The Company believes that its operations are in material compliance with environmental requirements and that environmental matters will not have a material adverse effect on its business, operations, financial condition or results of operations.

The metal raw material used in the manufacture of the Company’s metal Payment Cards is typically comprised of mostly post-consumer recycled materials. In addition, the Company believes that its Metal Form Factors permit a greater opportunity for recycling and/or repurposing expired Payment Cards as compared to plastic cards. Most of the Company’s clients provide postage paid return shipping materials to their cardholders so that the expired cards are returned to the client for destruction/recycling (as metal Payment Cards cannot typically be shredded with consumer shredding machines).

Government Regulations

The Payments Industry is generally subject to extensive government regulation — both in the United States and internationally (where its products are sold, including in the UK, the EU and Asia) — and any new laws and regulations, or industry standards or revisions made to existing laws, regulations or industry standards (or changes in interpretations or enforcement) affecting the Payments Industry may materially or adversely affect the Company’s business.

Metal Payment Card Solutions

As a Metal Form Factor supplier, the Company has obtained and maintains certifications from the Payment Networks enabling the Company to manufacture Payment Cards that operate on their networks. Payment Network certification requires compliance with the PCI Security Standards for physical card characteristics and for card manufacturing operations and facilities. The Payment Networks and their member financial institutions routinely update, generally expand and modify applicable requirements. Any changes in Payment Network rules or standards that increase the cost of doing business or limit the Company’s ability to manufacture Payment Cards that operate on their networks may adversely affect the results of operations of the Company’s business. The Company is required to submit to periodic audits, self-assessments, or other assessments of its compliance with the PCI Security Standards. The Company has maintained Payment Network certifications for many years and believes that it can continue to renew such certifications. The Company also recognizes that the expensive and complex certification process, and the operational compliance required to obtain and maintain certification, acts as a significant barrier to new businesses seeking to enter the Payment Cards market.

The Company ships certain of its products to customers (or their personalization partners) located in the UK, the EU and Asia. In connection with such shipments, the Company is sometimes required to comply with import regulations and related procedures. In addition, the products which the Company ships to non-U.S. locations are designed and manufactured to comply with the requirements of the Payment Networks located in those locations, including American Express, Visa, MasterCard and JCB, among others

In addition, the Company is prohibited from doing business with individuals, entities, countries, and territories that are targets of economic or trade sanctions that the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and various foreign authorities administer or enforce. If the Company’s compliance programs are found to be deficient, it could lose key relationships with clients or their Personalization partners. Fines or penalties for violations of these rules may be severe and efforts to remediate any violations issues may be costly, may result in diversion of management and staff time and effort, and may still not guarantee compliance.
The Company’s metal payment card fabrication business does not receive any cardholder personally identifiable information, as that information is handled directly by the Company’s clients or their Personalization partners. As a result, the Company’s Payment Card operations are not directly subject to compliance with federal, state and foreign privacy statutes and regulations relating to protection of such information.

Arculus

Cryptocurrency and Digital Assets are recent technological innovations, and the regulatory schemes to which these Digital Assets may be subject have not been fully explored or developed. Regulation of Digital Assets varies from country to country as well as within countries. In some cases, existing laws have been interpreted to apply to Digital Assets, while in other cases, jurisdictions have adopted laws, regulations or directives that specifically affect Digital Assets, and some jurisdictions have not taken any regulatory stance on Digital Assets and or have expressly declined to apply regulation. Accordingly, there is no clear regulatory framework applicable to our Arculus Cold Storage Wallet, or to Digital Assets, and laws that do apply at times may overlap.

As of the date of this report, the Arculus WalletTM supports the following Cryptocurrencies and other Digital Assets:

The Company expects that support for storage and peer-to-peer transfers, as well as support for purchase and swap transactions may, in the future, include additional or exclude previously supported Cryptocurrencies and other Digital Assets. The Company’s decisions on whether to support purchase and swap transactions in particular Cryptocurrencies or other Digital Assets will be based on a combination of consumer demand, technical integration capabilities, regulatory compliance, third-party liquidity partner capabilities and management discretion. There is substantial regulatory uncertainty concerning whether certain Cryptocurrencies or other Digital Assets may be deemed “securities.” Cryptocurrencies or other Digital Assets determined to be securities under applicable laws would subject such assets to the regulatory framework of such laws, including (among others) registration requirements for the securities and licensing or registration requirements for businesses that trade in such securities. In order to determine whether a particular Cryptocurrency or other Digital Asset is a security prior to supporting purchase and swap transactions on the Arculus Platform in such Cryptocurrency or other Digital Asset, the Company relies upon legal and regulatory analysis of legal counsel with expertise in the Digital Asset industry. This legal and regulatory analysis is informed not only by existing U.S. federal securities law, including case law, but also takes into account relevant U.S. federal and state enforcement actions, guidance and commentary of relevant U.S. regulators and staff thereof — including speeches and published securities law frameworks, other published analyses and ratings by market participants, securities litigation, those digital assets listed by what the Company believes to be respected Digital Asset trading platforms, published news and other data and materials that may from time to time become available to the Company. Accordingly, the Company’s determinations concerning which Cryptocurrencies and other Digital Assets are likely to be securities is updated regularly, in light of ongoing developments, and the Company expressly reserves the right (as reflected in its terms and conditions) to discontinue purchase and swap transaction support for any Cryptocurrencies and other Digital Assets, should the Company determine that such Cryptocurrencies or other Digital Assets have a meaningful risk of being characterized as securities (i.e., that there is a current reasonable likelihood that U.S. regulators or judicial authorities definitively determine, through legislation, rulemaking, case law or enforcement activity, that a particular Cryptocurrency or other Digital Asset is a security under the federal securities laws). To date, based on such analysis, including guidance and commentary of the SEC and its staff, the Company has determined that the Cryptocurrencies or other Digital Assets for which the Arculus WalletTM supports purchase and swap transactions (see the “Support for Purchase and Swap Transactions” column in the chart immediately preceding this paragraph) are presently not subject to a meaningful near-term risk of being determined to be securities. It is not presently anticipated that the Arculus WalletTM would support purchase and swap transactions in XRP or other Cryptocurrencies or other Digital Assets (see “Support for Purchase and Swap Transactions” column in the chart immediately preceding this paragraph) which the Company believes have a current and meaningful risk of being characterized as securities under the federal securities laws, unless the Company determines in the future to partner with a third-party securities broker/dealer or to, itself, register as a securities broker/dealer. The Company does not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus WalletTM involves purchases, sales or other transactions effected by the Company (or any party other than the sender and the recipient). Further, the Company is not compensated for such user-directed activities. However, it is possible that regulators may determine that user-directed peer- to-peer transfers using the Arculus WalletTM would require registration and compliance with broker-dealer and/or securities exchange regulations. While the methodology the Company has used, and expects to continue to use, to determine if purchase and swap transactions in particular Cryptocurrencies or other Digital Assets will be supported in the Arculus Platform is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security. Further, if the Company is found to be in violation of the federal securities laws, the Company could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on the Company.

The Company does not expect to directly buy, swap or exchange Cryptocurrencies for its Arculus customers. Instead, all purchase and swap transactions by consumers using the Arculus WalletTM, including exchanging fiat currencies for Cryptocurrencies (and vice versa) and exchanging one Cryptocurrency for another Cryptocurrency, are expected to be executed between the consumer and one or more third-party liquidity partners, such as Simplex and Changelly. To the extent popular Cryptocurrencies are designated by regulators as securities or commodities, the Company may need to partner with third-party registered securities or commodities brokers or dealers, or exchanges, to facilitate purchase and swap transactions by Arculus customers. If the Company is not able to obtain such partnering arrangements or if a regulator determines that such partnering arrangements, standing alone, do not relieve the Company of an independent licensing obligation, and if the Company does not itself register as a broker, dealer or exchange, the inability to support purchase and swap transactions in such Cryptocurrencies could have a material adverse effect on the Company’s business, financial condition and results of operations.

It is possible that any jurisdiction may, in the near or distant future, adopt laws, regulations, interpretations, policies, rules or guidance directly or indirectly affecting a Digital Asset network, generally, or restricting the right to acquire, own, hold, sell, convert, trade, or use Digital Assets, or to exchange Digital Assets for either fiat currency or other virtual currency. It is also possible that government authorities may claim ownership over mathematical Digital Asset network source codes and protocols or law enforcement agencies (of any or all jurisdictions, foreign or domestic) may take direct or indirect investigative or prosecutorial action related to, among other things, the use, ownership or transfer of virtual currencies, resulting in a change to its value or to the development of a Digital Asset network.

As Digital Assets have grown in both popularity and market size, the U.S. Congress and a number of
U.S. federal and state agencies, including FinCEN, have been examining the operations of Digital Asset networks, with particular focus on the extent to which Digital Assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that take custody of Digital Assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed to investors in Digital Assets. In addition, federal and state agencies, and other regulatory bodies in other countries have issued rules or guidance about the treatment of Digital Asset transactions or requirements for businesses engaged in Digital Asset activity. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against Digital Asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from Digital Asset activity with respect to Digital Assets. Accordingly, government authorities may engage in future actions that interpret existing laws and regulations, or propose new ones, to regulate certain Wallet providers as intermediaries in

Cryptocurrency transactions. In addition, governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the Digital Asset industry, which may include the Company’s present or future Arculus Platform activities. For an additional discussion of regulatory risks related to future government actions, please see “Risk Factors — Regulatory changes or actions may restrict the use of the Arculus Wallet or Cryptocurrencies in a manner that adversely affects the Company’s business, prospects or operations”. These ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in Digital Asset derivatives and/or the ability of the Arculus Platform to continue to operate.

Various foreign jurisdictions may adopt policies, laws, regulations or directives that affect Digital Assets or a Digital Asset network, generally. The effect of any existing regulation or future regulatory change on the Arculus Platform or Digital Assets is impossible to predict, but such change could be substantial and adverse to the Arculus Platform. Various foreign jurisdictions have, and may continue to in the near future, adopt laws, regulations or directives that affect Digital Assets, particularly with respect to Digital Asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Digital Assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Digital Asset economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of Digital Assets.

Employees

As of March 1, 2022, the Company had approximately 715 employees, all of whom were full-time employees, performing the following primary functions (on an approximate basis):

•630 in manufacturing;

•20 in research and development;

•20 in sales and marketing; and

•45 in finance, human resources, information technology and administration.

With the Company’s significant growth rate, expansion of staff has been continuous, as well as process innovations and automation to streamline operations. The Company considers relations with its employees to be good and has never experienced any work stoppages or strikes as a result of labor disputes.
Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:

•Risks Related to our Business
◦The COVID-19 pandemic and the measures implemented to contain the spread of the virus have had a negative impact on our business and result of operations and, if continued, could be amplified and have a material adverse effect on our business, financial condition and results of operations.
◦We may not be able to sustain our revenue growth rate in the future.

◦Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.
◦Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations.
◦System outages, data loss or other interruptions affecting our operations could adversely affect our business and reputation.
◦Disruptions at our primary production facility may adversely affect our business, results of operations and/or financial condition.
◦We may not be able to recruit, retain and develop qualified personnel, including for areas of newer specialized technology which could adversely affect our ability to grow our business.
◦Our future growth may depend upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.
◦A disruption in our operations or supply chain could adversely affect our business and financial results.
◦We have limited experience in the Cryptocurrency industry and may not succeed in fully commercializing the Arculus Platform.
◦Digital Asset Wallet storage systems, such as the Arculus Cold Storage Wallet, are subject to risks related to a loss of funds due to theft of Digital Assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to our reputation and brand.
◦Regulatory changes or actions may restrict the use of the Arculus Wallet or Digital Assets in a manner that adversely affects our business, prospects or operations.
◦We rely on third-party partners to provide certain features of the Arculus Wallet, and any interruptions in services provided by these third parties may impair our ability to support our customers.
◦Production quality and manufacturing process disruptions could adversely affect our business.
◦We are dependent on certain distribution partners for distribution of our products and services. A loss of distribution partners could adversely affect our business.
◦We face competition that may result in a loss of our market share and/or a decline in profitability.
•Risks Related to our Indebtedness
◦We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.
◦Upon the occurrence of an event of default relating to Holdings’ credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.
◦The debt outstanding under Holdings’ existing credit facility has a variable rate of interest that is based on the London Interbank Offered Rate (“LIBOR”) which may have consequences for Holdings that cannot be reasonably predicted and may increase its cost of borrowing in the future.
•Risks Related to the ownership of our Securities
◦Our only significant asset is our ownership of Holdings. If Holdings’ business is not profitably operated, we may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
◦Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

◦As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
◦If our performance does not meet market expectations, the price of our securities may decline.
◦The Warrants may never be in the money, and they may expire worthless.Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this report, or in any document incorporated by reference herein, are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this report, or in any document incorporated by reference herein, are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

The COVID-19 pandemic and the measures implemented to contain the spread of the virus have had a negative impact on our business and result of operations and, if continued, could be amplified and have a material adverse effect on our business, financial condition and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have affected the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. The pandemic has also led to governmental authorities implementing numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures and the COVID-19 pandemic have caused economic and financial disruptions that have negatively impacted, and may continue to negatively impact, our business, results of operations and financial condition. The extent to which the pandemic will continue to negatively impact our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and severity of the pandemic; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on our customers and suppliers, the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions resume.

The pandemic and containment measures have caused us to modify its operations, and we may take further actions that we determine to be in the best interests of its employees, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and brand, which could materially adversely affect our business.

If the COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks described in this “Risk Factors” section. It is also possible that any adverse effects of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted. We do not yet know, nor can we predict, the full extent of how COVID-19 and the containment measures will affect our business, results of operations and financial condition, or the global economy as a whole. However, the continuing effects could have a material adverse impact on our financial condition.

We may not be able to sustain our revenue growth rate in the future.

Our net revenue increased by 3% from $260.6 million in 2020 to $267.9 million in 2021, but, as an example, declined by 21% from $80.4 million during the first quarter of 2020 compared to $63.7 million during the first quarter of 2021. Accordingly, we may not achieve revenue growth in the future and you should not consider our revenue growth in fiscal 2021 as indicative of its future performance. Our growth rate may slow in future periods due to a number of factors, which may include slowing demand for its products, increased competition, decreasing growth of its overall market, or its inability to engage and retain customers. If we are unable to maintain consistent revenue or continue its revenue growth, it may be difficult for us to maintain profitability.

Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.

Our two largest customers are American Express and JPMorgan Chase. Together, these customers represented approximately 72% of our net revenue for the years ended December 31, 2021 and 2020. Our ability to meet our customers’ high-quality standards in a timely manner is critical to our business success. If we are unable to provide our products and services at high quality and in a timely manner, our customer relationships may be adversely affected, which could result in the loss of customers.

Our ability to maintain relationships with our customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, we may also be limited in the products we can offer and the pricing we can receive for such products due to restrictions present in certain of our customer contracts, which may negatively impact our ability to retain existing customers or attract new customers. If we experience difficulty retaining customers and attracting new customers, our business, financial condition and results of operations may be materially and adversely affected.

Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations.

Our information technology (“IT”) infrastructure’s ability to reliably and securely protect the sensitive confidential information of our customers, which include large financial institutions, is critical to our business. Security breaches have become more common across many industries. Cyber incidents have been increasing in sophistication and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The occurrence of these types of incidents in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, including sensitive personal information of customers and employees, which could harm our business and reputation, adversely affect consumers’ confidence in our business and products, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of customers, pose increased risks of lawsuits and subject us to potential financial losses.

Additionally, it is possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. For example, SolarWinds, an information technology company, was recently the subject of a cyberattack that created security vulnerabilities for thousands of its clients. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, we may be subject to the risk of similar cyberattacks on our customers, suppliers and other vendors in the future and there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, although cybersecurity remains a high priority, our activities and investment may not sufficiently protect our system or network against cyber threats, nor sufficiently prevent or limit the damage from any future security breaches. As these threats continue to evolve, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Furthermore, any material breach of our security systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to mitigate or remedy any damage resulting from system or network disruptions, whether caused by cyberattacks, security breaches or otherwise, which could ultimately adversely affect our business, financial condition and results of operations.
System outages, data loss or other interruptions affecting our operations could adversely affect our business and reputation.

The ability to efficiently execute and operate business functions and systems without interruption is critical to our business. A significant portion of the communication between our employees, customers, and suppliers rely upon our integrated and complex IT systems. We depend on the reliability of our IT infrastructure and software, and our ability to expand and innovate our technologies and technological processes in response to changing needs. A system outage or data loss or interruption could cause damage to our brand and reputation. Such operational interruptions could also cause us to become liable to third parties, including our customers. We must be able to protect our processing and other systems from interruption to successfully operate our business. In an effort to do so, we have taken preventative actions and adopted protective procedures to ensure the continuation of core business operations in the event that normal operations could not be performed because of events outside of our control. These actions and procedures taken and adopted by us may, however, insufficiently prevent or limit the damage from future disruptions, if any, and any such disruptions could adversely affect our business, financial condition and results of operations.

Disruptions at our primary production facility may adversely affect our business, results of operations and/or financial condition.

A substantial portion of our manufacturing capacity is located at our primary production facility. Any serious disruption at such facility could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our revenues. Our other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet our customers’ expectations or requirements. Long-term production disruptions may cause our customers to modify their Payment Card programs to use plastic cards or to seek alternative supply of metal cards. Any such production interruptions or disruptions could adversely impact our business, financial condition and results of operations.

For example, government-imposed measures in response to the COVID-19 pandemic led us to temporarily limit operations at some of our facilities. As a result, our credit card production rate was negatively affected. The continuation of the COVID-19 pandemic and the containment measures instituted as a result thereof could amplify the negative impact on our credit card production and, as a result, have a material adverse effect on our business, financial condition and results of operations.

Our future growth may depend upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. In order to achieve successful technical execution of new products, we may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of our existing customers. We may also experience difficult market conditions that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby we could incur significant additional cost and expense. In addition, competitors may develop and commercialize competing products faster and more efficiently than we are able to do so, which could further negatively impact our business.

Our product and service offerings could be rendered obsolete if we are unable to develop and introduce innovative products in a cost-effective and timely manner. In particular, the rise in the adoption of wireless or mobile payment systems may make physical metal cards less attractive as a method of payment, which could result in less demand for these products. Although to date we have not witnessed a material reduction in card-based payments in the United States resulting from the emergence of wireless or mobile payment systems, such payment systems offer consumers an alternative method to make purchases without the need to carry a physical card by relaying on cellular telephones or other technological products to make payments. If these wireless or mobile payment systems are widely adopted, it could result in a reduction of the number of physical Payment Cards issued to consumers. Moreover, other developing or unforeseen technology solutions and products could render our existing products unpopular, irrelevant or obsolete altogether.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to: effectively identify and capitalize upon opportunities in new and emerging product markets; invest resources in innovation and research and development; complete and introduce new products and integrated services solutions in a timely manner; license any required third-party technology or intellectual property rights; qualify for and obtain required industry certification for our products; and retain and hire talent experienced in developing new products and services. Our business and growth also depend in part on the success of our strategic relationships with third parties, including technology partners or other technology companies whose products are integrated with our products. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with customers, damage our brand and reputation, and could adversely affect our business, financial condition and results of operations.

Our ability to enhance our existing products and to develop and introduce innovative new products that continue to meet the needs of our customers may affect our future success. We may experience difficulties that could delay or prevent the successful development, marketing or deployment of these products, or our newly enhanced services may not meet market demands or achieve market traction. Our potential failure to complete or gain market acceptance of new products, services and technologies could adversely affect our ability to retain existing customers or attract new ones.

A disruption in our operations or supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which we have no control. Some of the key components for our products are metals, and EMV chips, which we source from several key suppliers. We obtain our components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of our suppliers could subject us to losses or adversely affect our ability to bring products to market. Additionally, the failure of our suppliers to comply with applicable standards and deliver goods and services in a timely manner in sufficient quantities could adversely affect our customer service levels and overall business. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

The COVID-19 pandemic and related government measures in response to the pandemic negatively affected our suppliers, which in turn negatively affected our production and business. In addition, there is an increased demand for microchips worldwide in various industries and manufacturers of chips are experiencing shortages in supply, which could adversely effect our ability to obtain sufficient chips for our manufacturing operations.

We have limited experience in the Cryptocurrency industry and we may not succeed in commercializing the Arculus Platform.

With our business operations historically focused on the Payment Card industry, we are a new entrant into the Cryptocurrency industry. The Arculus Platform was commercially launched in the third quarter of 2021. It is possible that consumers of Digital Asset storage products may not be willing to purchase or use the Arculus products, and we may not be able to establish partnerships with our existing and/or new customers to drive partner-branded versions of the Arculus Key card or other Arculus Ecosystem products or services. If we are unable to successfully establish sufficient consumer sales, commercial partnerships and/or business-to- business sales channels, that would likely have a material adverse effect on our business, financial condition and results of operations. Furthermore, a significant portion of our future growth is expected to come from our Arculus Platform business. If the Arculus Platform fails to gain market acceptance, or the Arculus Platform otherwise fails to be as successful as we expect, our ability to achieve its currently-forecasted performance will be significantly impaired.
In addition, we must rely on vendors and development partners for certain components of our Arculus Cold Storage Wallet products, and must source and procure NFC-enabled chips to be embedded in our Arculus Key cards, as well as other materials used in the manufacture of the Arculus Key card. The performance of our vendors and development partners, and the availability of NFC-enabled chips and other materials, is essential to the success of the Arculus Wallet and Arculus Key card. There is currently a global shortage of chips due to increased demand and interruptions of production, both resulting from the COVID-19 pandemic. If our vendors and development partners do not perform as expected, or if we are not able to source and procure sufficient quantities of NFC-enabled chips and other materials, the success of our Arculus Cold Storage Wallet and Arculus Key card could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. In addition, changes or delays in supply or pricing of NFC-enabled chips, or other necessary materials, could materially negatively impact the potential margins and profitability of our Arculus business.

Digital Asset Wallet storage systems, such as the Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of Digital Assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to our reputation and brand.

Blockchain-related products and services, in particular Digital Assets (including Cryptocurrencies), have the potential to be used for financial crimes or other illegal activities. Because the Blockchain platform that we are developing is novel, there are uncertainties regarding any legal and regulatory requirements for preventing Blockchain-related products and services from being put to such unlawful uses, and there are uncertainties regarding the liabilities and risks to us if we are unable to prevent such unlawful uses. Even if we comply with all laws and regulations regarding financial and Blockchain-related products and services, we have no ability to ensure that our customers, partners or others to whom we license or sell our products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful uses of the Arculus Platform, including the Arculus Key card or the Arculus Wallet product could damage our reputation and such damage could be material and adverse, including to aspects of our business that are unrelated to the Arculus Platform. More generally, any negative publicity regarding unlawful uses of Blockchain technology or Digital Assets in the marketplace could materially reduce the demand for our products and services, including the Arculus Platform.

The initial Arculus Cold Storage Wallet product is comprised of a Cold Storage device and a mobile Wallet App. A Cold Storage Wallet uses an architecture where the Private Keys needed to access Digital Assets, such as Cryptocurrencies, are stored outside of the Internet. In the Arculus Platform, the Arculus Cold Storage Wallet comprises the Arculus Key card, which stores the Private Keys on a secure NFC-enabled chip embedded in the card, and the Arculus Wallet App configured to communicate via NFC with the Arculus Key card. A user may choose to store his or her Digital Assets in a Cold Storage Wallet if such user has no immediate plan to use those Digital Assets because a Cold Storage Wallet potentially may be safer than a Hot Storage Wallet because the Hot Storage Wallet being consistently connected to the Internet makes it potentially more vulnerable to hacking. Through the use of Cold Storage Wallet technology, the Arculus Platform, with our three-factor authentication technology, may be able to increase the safety of users’ assets during storage, as compared to storing such Digital Assets in a Hot Storage Wallet. Further, Digital Assets are controllable only by the possessor of both the unique public and Private Keys relating to the local or online digital Wallet in which they are held, which Wallet’s public key or address is reflected in the network’s public Blockchain. Notwithstanding the increased security of the Cold Storage Wallet system as compared to a Hot Storage Wallet system, any loss of Private Keys, or hack or other compromise of, the Cold Storage Wallets could materially and adversely affect our customers’ ability to access or sell their Digital Assets and could cause significant reputational harm to us and, our Arculus Platform.

The Arculus Cold Storage Wallet employs security measures common to Blockchain technologies, and specifically includes an advanced three-factor authentication, including biometric, PIN, and key card authentication, as well as passcode storage that is separate from the private keys located on the Arculus Key card. The effectiveness of these security measures for users of the Arculus Cold Storage Wallet have not yet been determined. There is no guarantee that these security measures or any that we may develop in the future will be effective. Any failure of these security features may result in the loss of customers’ Digital Assets and cause reputational harm, which may be material to us, the occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Regulatory changes or actions may restrict the use of the Arculus Wallet or Digital Assets in a manner that adversely affects our business, prospects or operations.

Regulatory Uncertainty Surrounding the Digital Asset Environment, including Cryptocurrencies

As Digital Assets, including cryptocurrencies, have grown in both popularity and market size, governments around the world have reacted differently to Digital Assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. In addition, governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the Digital Asset industry. Ongoing and future regulatory actions may impact our ability of to develop and offer products involving the use of Digital Assets, including the Arculus Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”) has designated bitcoin, a form of Digital Asset that frequently is referred to as a Cryptocurrency, as a commodity, and as such, trades in bitcoin are subject to the CFTC’s antifraud authority.

Regulatory Risks Resulting from Potential Designation of Certain Digital Assets as Securities

Moreover, the Securities and Exchange Commission (“SEC”) staff has stated that bitcoin is not a security, but has asserted that certain other Digital Assets, such as XRP, are securities subject to the SEC’s substantive and antifraud authority. Further, derivatives on these Digital Assets, tokens that represent certain derivatives, and certain leveraged transactions on Digital Assets, may be subject to substantive regulation by the CFTC and/or SEC. In sum, these federal regulators, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating Digital Assets.

There is currently no uniformly applicable legal or regulatory regime governing Digital Assets in certain jurisdictions, including in the U.S. A particular Digital Asset’s status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if we are unable to properly characterize a Digital Asset or assess our tax treatment, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition. Some jurisdictions have taken a broad-based approach to classifying Digital Assets as “securities,” while other foreign jurisdictions have adopted a narrower approach. As a result, certain Digital Assets may be deemed to be a “security” under the laws of some jurisdictions but not others. In the future, jurisdictions may adopt additional heterogeneous laws, regulations, or directives that affect the characterization of Digital Assets as “securities.”

In order to determine whether a particular Cryptocurrency or other Digital Asset is a security prior to supporting purchase and swap transactions on the Arculus Platform in such Cryptocurrency or other Digital Asset, we rely upon legal and regulatory analysis of legal counsel with expertise in the Digital Asset industry. This legal and regulatory analysis is informed not only by existing U.S. federal securities law, including case law, but also takes into account relevant U.S. federal and state enforcement actions, guidance and commentary of relevant U.S. regulators and staff thereof — including speeches and published securities law frameworks, other published analyses and ratings by market participants, securities litigation, those digital assets listed by what we believe to be respected Digital Asset trading platforms, published news and other data and materials that may from time to time become available to us. Accordingly, our determinations concerning which Cryptocurrencies and other Digital Assets are likely to be securities is updated regularly, in light of ongoing developments, and we expressly reserve the right (as reflected in the Arculus Platform terms and conditions) to discontinue support for any Cryptocurrencies and other Digital Assets, should we determine that such Cryptocurrencies or other Digital Assets have a meaningful risk of being characterized as securities (i.e., that there is a current reasonable likelihood that U.S. regulators or judicial authorities definitively determine, through legislation, rulemaking, case law or enforcement activity, that a particular Cryptocurrency or other Digital Asset is a security under the federal securities laws). While the methodology we have used, and expect to continue to use, to determine if purchase and swap transactions in a Cryptocurrency or other Digital Asset will be supported in the Arculus Platform is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security. If we are found to have supported purchase and swap transactions in the Arculus Platform for Cryptocurrencies or other Digital Assets which are subsequently determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission/damages claims by customers who use the Arculus Platform. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

Because the Arculus Platform may facilitate purchase and swap transactions in Digital Assets that could be classified as “securities,” our business may be subject to additional risk because such Digital Assets are subject to heightened scrutiny including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Platform supports purchase and swap transactions in any Digital Assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. For instance, all purchase and swap transactions in such supported Digital Assets would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit Digital Asset liquidity, usability and transactability within the Arculus Platform. Comparable or other requirements may be imposed by authorities in other jurisdictions. Further, such limitations could result in negative publicity and a decline in the general acceptance of Digital Assets and would make it difficult for such purchase and swap transactions in such supported Digital Assets to be traded, cleared, and custodied as compared to other Digital Assets that are not considered to be securities. To counter such risks, we may have to remove Arculus Platform support for purchase and swap transactions in certain Digital Assets if and when such Digital Assets are designated as securities, which could hurt our business. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not presently intend to effect or otherwise facilitate trading in securities by our Arculus customers through the use of our Arculus Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Although we are establishing policies and procedures to ensure that our Arculus business activities do not result in us inadvertently acting as an unregistered broker-dealer or investment adviser, there can no assurance that such policies and procedures will be effective. If we are found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular Cryptocurrencies, we would expect to immediately cease supporting purchase and swap transactions in those Cryptocurrencies unless and until either the Cryptocurrency at issue is determined by the SEC or a judicial ruling to not be a security or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer or investment adviser, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus business operations and/or rescission/damages claims by customers who use the Arculus Platform. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us,our business and our results of operations.

We do not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus WalletTM involves purchases, sales or other transactions effected by us (or any party other than the sender and the recipient). Further, we are not compensated for such user- directed activities. However, it is possible that regulators may determine that user-directed peer-to-peer transfers using the Arculus WalletTM would require registration and compliance with broker-dealer and/or securities exchange regulations.

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of Cryptocurrencies or other Digital Assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Platform is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for Cryptocurrencies or other Digital Assets that become subject to characterization as securities. While we do not believe that the Arculus Platform, which facilitates purchase and swap transactions in certain Cryptocurrencies and other Digital Assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such Cryptocurrencies or other Digital Assets or otherwise limit or modify Arculus Platform functionality or access. Any such discontinuation, limitation or other modification could negatively impact our business, operating results, and financial condition. In addition, to the extent other Cold Storage Wallets continue to provide access to such unregulated exchanges or are deemed to be part of an unregistered exchange mechanism, the discontinuation of access for users of the Arculus Wallet may be unpopular with users and may reduce our ability to attract and retain customers. Further, if we are found to be in violation of the Exchange Act due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. Notably, in September 2022, the SEC announced a proposed rule change that included, among other things, proposed amendments to Exchange Act rule 3b-16, concerning the definition of “exchange.” While it is not yet clear whether, and if so, in what form, such proposed amendments may be adopted, it is possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Platform is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications, in each case contemplated above, could become necessary or advisable.

We rely on third-party partners to provide certain features of the Arculus Wallet, and any interruptions in services provided by these third parties may impair our ability to support our customers.

We partner with third-party development partners and exchanges to offer customers an option to use fiat currency to purchase Cryptocurrencies, and/or to swap one Cryptocurrency for another Cryptocurrency, using the Arculus Key card and Arculus Wallet. For additional information regarding our existing Arculus Wallet partner relationships, as well as our expectations regarding future partner relationships, please see the section of this report entitled, “Business — Overview.” If these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, third-party service unavailability could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brand, and other consequences that could materially and adversely affect our business. Furthermore, although the agreements with our existing partners contractually allocate liability to the partners for their actions, including liability relating to anti-money laundering, know your customer and other transaction-related regulatory compliance requirements, these provisions include limitations on liability. There can be no guarantee that we would not be held liable for the actions of our partners, or that the liabilities would not exceed the contractual limitations on liability. Any liabilities incurred by us for the actions of our third-party partners could have a material adverse effect on our business operations, financial condition and results of operations.

Our inability to safeguard against misappropriation or infringement of our intellectual property may adversely affect our business.

Our patents, trade secrets and other intellectual property rights are critical to our business. Our ability to safeguard our proprietary product designs and production processes against misappropriation by third parties is necessary to maintain our competitive position within our industry. Therefore, we routinely enter into confidentiality agreements with our employees, consultants and strategic partners to limit access to, and distribution of, our proprietary information in an effort to safeguard our proprietary rights and trade secrets. However, such efforts may not adequately protect our intellectual property against infringement and misappropriation by unauthorized third parties. Such third parties could interfere with our relationships with customers if successful in attempts to misappropriate our proprietary information or copy our products designs, or portions thereof. Additionally, because some of our customers purchase products on a purchase order basis and not pursuant to a detailed written contract, where we do not have the benefit of written protections with respect to certain intellectual property terms beyond standard terms and conditions, we may be exposed to potential infringement of our intellectual property rights. Enforcing our intellectual property rights against unauthorized use may be expensive and cause us to incur significant costs, all of which could adversely affect our business, financial condition and results of operations. There is no assurance that our existing or future patents will not be challenged, invalidated or otherwise circumvented. The patents and intellectual property rights we obtain, including our intellectual property rights which are formally registered in the United States and abroad, may be insufficient to provide meaningful protection or commercial advantage. Moreover, we may have difficulty obtaining additional patents and other intellectual property protections in the future. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide our products or services. Any of the foregoing factors may have a material adverse effect on our business.

We may incur substantial costs because of litigation or other proceedings relating to patents and other intellectual property rights.

Companies in our industry have commenced litigation to properly protect their intellectual property rights. Any proceedings or litigation that we initiate to enforce our intellectual property rights, or any intellectual property litigation asserted against us, could be costly and divert the attention of managerial and other personnel and further, could result in an adverse judgement or other determination that could preclude us from enforcing our intellectual property rights or offering some of our products to our customers. Royalty or other payments arising in settlements could negatively impact our profit margins and financial results. If we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may need to indemnify some customers and strategic partners related to allegations that our products infringe the intellectual property rights of others. Additionally, some of our customers, suppliers and licensors may not be obligated to indemnify us for the full costs and expenses of defending against infringement claims. We may also be required to defend against alleged infringement of the intellectual property rights of third parties because our products contain technologies properly sourced from suppliers or customers. We may be unable to determine in a timely manner or at all whether such intellectual property use infringes the rights of third parties. Any such litigation or other proceedings could adversely affect our business, financial condition and results of operations.

Production quality and manufacturing process disruptions could adversely affect our business.

Our products and our technological processes are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. We could experience production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by our suppliers. Utilities interruption or other factors beyond our control like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. As a result, we may be required to deliver products at a lower quality level in a less timely or cost-effective manner, rework or replace products, or may not be able to deliver products at all. Any such event could adversely affect our business, financial condition and results of operations.

We are dependent on certain distribution partners for distribution of our products and services. A loss of distribution partners could adversely affect our business.
A small number of distribution partners currently deliver a significant percentage of our products and services to customers. We intend to continue devoting resources in support of our distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of customer demand. A loss of any of these distribution partners could have a material adverse effect on our business, financial condition and results of operations.

We face competition that may result in a loss of our market share and/or a decline in profitability.

Our industry is highly competitive and we expect it to remain highly competitive as competitors cut production costs, new product markets develop, and other competitors attempt to enter the markets in which we operate or new markets in which we may enter. Some of our existing competitors have more sales, greater marketing, more specialized manufacturing, and highly efficient distribution processes. We may also face competition from new competitors that may enter our industry or specific product market. Such current or new competitors may develop technologies, processes or products that are better suited to succeed in the marketplace as a result of enhanced features and functionality at lower costs, particularly as technological sophistication of such competitors and the size of the market increase. These factors could lower our average selling prices and reduce gross margins. If we cannot sufficiently reduce our production costs or develop innovative technologies or products, we may not be able to compete effective in our product markets and maintain market share, which could adversely affect our business, financial condition and results of operations.
Our long-lived assets represent a significant portion of our total assets, and their full value may never be realized.

Our long-lived assets recorded as of December 31, 2021 were $27.4 million, representing approximately 26% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $22.2 million, as our operations require significant investments in machinery and equipment.

We review other long-lived assets for impairment on an as-needed basis and when circumstances, alterations, or other events indicate that an asset group or carrying amount of an asset may not be recoverable. Examples of these other long-lived assets include intangible but identifiable assets and plant, equipment, and leasehold improvements. Such write-downs of long-lived assets may result from a drop in future expected cash flows and worsening performance, among other factors. If we must write-down long-lived assets, we record the appropriate charge, which may adversely affect our results of operations.

Our failure to operate our business in compliance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Networks certification standards, could adversely affect our business.

Many of our customers issue their cards on the Payment Networks that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to product specifications and supplier facility physical and logical security that we must satisfy in order to be eligible to supply products and services to such customers. Our contractual arrangements with our customers may be terminated if we fail to comply with these standards and criteria.

We make significant investments to our facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. We may become ineligible to provide products and services to our customers if we are unable to continue to meet these standards. Many of the products we produce and services we provide are subject to certification with one or more of the Payment Networks. We may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the Payment Networks if we were to lose our certification from one or more of the Payment Networks or PCI certification for one or more of our facilities. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such Payment Networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

As consumers and businesses spend less, our business, operation outcomes, and financial state may be adversely affected.

Companies that rely heavily on consumer and business spending are exposed to changing economic conditions and are impacted by changes in consumer confidence, consumer spending, discretionary income levels or consumer purchasing habits. A continuous decline in general economic conditions, particularly in the United States, or increases in interest rates, may reduce demand for our products, which could negatively impact our sales. An economic downturn could cause credit card issuers to switch card programs to plastic cards, seek lower-priced metal hybrid card suppliers, reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards. Such conditions and potential outcomes could adversely affect our financial performance, business, and results of operations.

Product liability and warranty claims and their associated costs may adversely affect our business.

The nature of our products is highly complex. As a result, we cannot guarantee that defects will not occur from time to time. We may incur extensive costs as a result of these defects and any resulting claims. For example, product recalls, writing down defective inventory, replacing defective items, lost sales or profits, and third-party claims can all give rise to costs incurred by us. We may also face liability for judgments and/or damages in connection with product liability and warranty claims. Damage to our reputation could occur if defective products are sold into the marketplace, which could result in further lost sales and profits. To the extent that we rely on purchase orders to govern our commercial relationships with our customers, we may not have specifically negotiated the allocation of risk for product liability obligations. Instead, we typically rely on warranties and limitations of liability included in our standard forms of order acceptance, invoice and other contract documents with our customers. Similarly, we obtain products and services from suppliers, some of which also use purchase order documents which may include limitations on product liability obligations with respect to their products and services. As a result, we may bear all or a significant portion of any product liability obligations rather than transferring this risk to our customers. Our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations if any of these risks materialize.

If tariffs and other restrictions on imported goods are imposed by the U.S. government, our revenue and operations may be materially and adversely affected.

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. Recently, tariffs have been imposed on imports from certain countries outside of the United States. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, as well as any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

Our international sales subject us to additional risks that can adversely affect our business, operating results and financial condition.

During each of 2021 and 2020, we derived approximately 18% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations subject it to a variety of risks and challenges, including:
•    fluctuations in currency exchange rates and related effect on our operating results;
•    general economic and geopolitical conditions in each country or region;
•    the impact of Brexit; reduction in billings, foreign currency exchange rates, and trade with the EU;
•    the effects of a widespread outbreak of an illness or disease, or any other public health crisis, including the
    COVID-19 pandemic, in each country or region;
•    economic uncertainty around the world; and
•    compliance with U.S. laws and regulations imposed by other countries on foreign operations, including the
Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. We presently produce metal credit cards for a distributor that distributes such cards for resale by a Russian-based bank. While the existing sanctions do not currently prohibit the production and sale of our metal credit cards to this customer, additional sanctions may be imposed in the future that could prevent us from selling to this customer or other customers in the affected regions. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues or increase our operating costs, adversely affecting our business, financial condition and operating results.

We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our business.

Many of our products integrate third-party technologies that we license or otherwise obtain the right to use. We have entered into licensing agreements that provide access to technology owned by third parties. The terms of our licensing arrangements vary. These different terms could have a negative impact on our performance to the extent new or existing licensees demand a greater proportion of royalty revenues under our licensing arrangements. Additionally, such third parties may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. If we are unable to continue to successfully renew these agreements, we may lose our access to certain technologies relied upon to develop certain of our products. The loss of access to those technologies, if not replaced with internally-developed or other licensed technology, could have a material adverse effect on our business and result of operations.

The adoption of new tax legislation could affect our financial performance.

We are subject to income and other taxes in the United States. Our effective tax rate in the future could be adversely affected by changes in tax laws. More generally, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change. For example, the Biden Administration has proposed an increase in the

U.S. corporate income tax rate and a minimum corporate tax based on book income. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Tax Receivable Agreement

Our only significant asset is our ownership interest in Holdings and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We have no direct operations and no significant assets other than our ownership interest in Holdings. We will depend on Holdings for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Common Stock, and to satisfy our obligations under the Tax Receivable Agreement. The financial condition and operating requirements of Holdings may limit our ability to obtain cash from Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We may be required to pay certain Holders for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim.

In connection with the Business Combination, we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement will provide for the payment by us to certain Holders of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occur as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that Holdings, Inc. may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging holders of Class B Units. See “Certain Relationships and Related Person Transactions of the Company — Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the Tax Receivable Agreement early.

The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR, or its successor rate, plus 100 basis points) of all future payments that holders of Holdings Class B Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by us may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or payments to us by Holdings are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A Common Stock.

In the case of certain changes of control, payments under the Tax Receivable Agreement may be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A Common Stock in a change of control transaction.

In certain circumstances, Holdings will be required to make pro rata distributions to us and the holders of the Class B Units of Holdings with respect to the taxes of its holders, and the distributions that Holdings will be required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement. To the extent we do not distribute such excess cash to the holders of our Class A Common Stock or contribute such excess cash to Holdings in exchange for the issuance of additional Class A Units and a corresponding stock dividend of Class A Common Stock to the holders of our Class A Common Stock, the holders of Class B Units of Holdings would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Class B Units.

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Holdings’ equity interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the Holdings Second Amended and Restated LLC Agreement, Holdings is generally required from time to time to make pro rata distributions in cash to us and the holders of Class B Units of Holdings in amounts that are intended to be sufficient to cover the taxes on our and the other holders of Class B Units of Holdings respective allocable shares of the taxable income of Holdings, based on certain assumptions contained in the Holdings Second Amended and Restated LLC Agreement. As a result of (i) potential differences in the amount of net taxable income allocable to us and the holders of Class B Units of Holdings, (ii) the lower tax rate applicable to corporations as compared to individuals and (iii) the favorable tax benefits that we anticipate receiving from acquisitions of Class B Units in connection with taxable exchanges of Class B Units for shares of our Class A Common Stock, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, any potential dividends, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the exchange ratio of Class B Units for shares of Class A Common Stock will be made as a result of either (i) any cash distribution by Holdings or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A Common Stock or contribute such excess cash to Holdings in exchange for the issuance of additional Class A Units and a corresponding stock dividend of Class A Common Stock to the holders of our Class A Common Stock, and instead, for example, hold such cash balances or lend them to Holdings, the holders of Class B Units of Holdings would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Class B Units.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.

We had approximately $395 million of indebtedness as of December 31, 2021, consisting of amounts outstanding under our senior secured credit facility and senior notes.

Our indebtedness could have important consequences to our investors, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including interest payments and annual excess cash flow prepayment obligations;

•limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

The interest rates in our credit facility are set based upon stated margins above lender’s base rate and the London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market, which is subject to fluctuation. In addition, the interest rate margin applicable to our term loans and revolving loans can vary by one hundred (100) basis points depending on our total leverage ratio. An increase in interest rates would adversely affect our profitability.

Upon the occurrence of an event of default relating to our credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.

Under our credit facility, upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under the credit agreement to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders under the credit agreement could proceed to foreclose against our collateral that secures that indebtedness. We have granted the lenders a security interest in substantially all of our assets.

The debt outstanding under our existing credit facility has a variable rate of interest that is based on the London Interbank Offered Rate (“LIBOR”) which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

Our debt outstanding under our existing credit facility bears interest at a variable rate per annum that is calculated based upon the LIBOR rate plus the applicable margin, ranging from 2.0% – 3.0%. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear whether new agreed-upon benchmark rates will be established. Although our credit facility provides for alternative reference rates, such alternative reference rates and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, adversely impacting our financial condition and results of operations. Additionally, the U.S. or global financial markets may be disrupted as a result of the phase-out of LIBOR, which could also have a material adverse effect on our business, financial condition and results of operations.

Our credit facility will contain restrictive covenants that may impair our ability to conduct business.

Our credit facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. We must comply with a maximum senior secured leverage ratio and a minimum debt service coverage ratio. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets.

See Note 7 of Notes to Consolidated Financial Statements in the Audited Consolidated Financial Statements of the Company in this report for additional information.

Our guarantees of indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations.

In connection with the Business Combination, Holdings issued the PIPE Senior Notes that are exchangeable into shares of our Class A Common Stock at a conversion price of $11.50 per share. The PIPE Senior Notes are guaranteed by CompoSecure, L.L.C. Our guarantees of indebtedness could have significant negative consequences for our security holders, equity holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;

•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our guarantees of indebtedness, which reduces the amount of cash available for other purposes;

•limiting our flexibility to plan for, or react to, changes in our business;

•diluting the interests of our stockholders as a result of the issuance shares of our Class A Common Stock upon conversion of the PIPE Senior Notes; and

•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts that may become due under our guarantees of indebtedness, including in connection with the PIPE Senior Notes, and our cash needs may increase in the future. In addition, any future indebtedness or guarantees of indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our guarantees of indebtedness if and when due, then we could be in default under those guarantees of indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

General Risks Related to Ownership of our Securities

Our only significant asset will be our ownership of our subsidiaries’ business. If the business of our subsidiaries is not profitably operated, we may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

CompoSecure, Inc. has no direct operations and no significant assets other than the ownership of its subsidiaries, which operate the Company’s business. CompoSecure, Inc. will depend on profits generated by its subsidiaries’ business for debt repayment and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company, to pay any dividends with respect to its capital stock and to make distributions. Legal and contractual restrictions in agreements governing the indebtedness of the Company or its subsidiaries, as well as their financial condition and operating requirements, may limit the ability of our subsidiaries to make distributions to the Company.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the classification of our Board, the ability of our Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, while we have opted out of Section 203 of the DGCL, our charter contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

•prior to such time, our Board approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

We may be unable to satisfy the Nasdaq listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

We may be unable to maintain the listing of our securities on Nasdaq in the future. If our securities are delisted from Nasdaq, there could be significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•a limited amount of news and analyst coverage about the Company; and

•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We will incur significant costs and obligations as a result of being a public company.

As a new public company, we will incur significant legal, accounting, insurance and other expenses. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related hereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five years from the consummation of our initial public offering or until such earlier time that we have $1.07 billion or more in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active market for our securities, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a United States publicly traded company in a timely and reliable manner.

Previously as a privately held company prior to the Business Combination, Holdings was not required to adopt all of the financial reporting and disclosure procedures and controls required of a United States publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase the operating costs of the Company and could require the management of the Company to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on Nasdaq.

If our operating performance does not meet market expectations, the price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for Holdings’ equity. Accordingly, the valuation that was ascribed to Holdings’ equity in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;

•success of competitors;

•our operating results failing to meet market expectations in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning us or the financial payment card and Digital Asset industries and markets in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to market new and enhanced products on a timely basis;

•changes in laws and regulations affecting our business;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of shares of our securities available for public sale;

•any significant change in our board or management;

•sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our securities prices regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our Public Warrants and the Resale Warrants may never be in the money, and they may expire worthless.

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $6.63 per share based on the closing price on March 10, 2022. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

The terms of our Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants (excluding any Resale Warrants held by Roman Sponsor or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise your Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of your Warrants.

Warrants to purchase our Class A Common Stock are presently exercisable, which could increase the number of shares of Class A Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 22,415,400 shares of our common stock are exercisable on the 30th day following the closing of the Business Combination in accordance with the terms of the warrant agreement governing those securities. These Warrants consist of 11,578,000 Public Warrants and 10,837,400 Resale Warrants originally included in the units issued in our IPO. Each Warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Commencing with this report, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required of Holdings as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 10, 2025, the fifth anniversary of the consummation of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

Our ability to successfully operate our business largely depends upon the efforts of certain key personnel. The loss of such key personnel could adversely affect the operations and profitability of the post-combination business.

Our ability to successfully operate our business depends upon the efforts of certain key personnel. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to expand and/or succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities and qualifications of our key personnel, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be adversely impacted.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our securities.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, prices for our securities would likely be less than that which would obtain if we had such coverage and the liquidity, or trading volume of our securities may be limited, making it more difficult for a holder to sell securities at an acceptable price or amount. If any analysts do cover us, their projections may vary widely and may not accurately predict the results we actually achieve. Prices for our securities may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our securities or publishes inaccurate or unfavorable research about our business, prices for our securities could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, prices for our securities or trading volume could decline.

Future sales of our securities, including resale of securities issued to the certain stockholders, may reduce the market price of our securities that you might otherwise obtain.

Upon expiration of the lockup period applicable to our securities held by certain of our stockholders may sell large amounts of our securities in the open market or in privately negotiated transactions. The registration and availability of such a significant number of securities for trading in the public market may increase the volatility in the price of our securities or put significant downward pressure on the price of our securities. In addition, we may use shares of our common stock as consideration for future acquisitions, which could further dilute our stockholders.

Because certain significant shareholders control a significant percentage of our common stock, such shareholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our common stock.

LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele
D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 45% and 28%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

Our Charter renounces any expectancy in or right to be offered an opportunity to participate in certain transactions or matters that may be investment, corporate or business opportunities and that are presented to the Company or our officers, directors or stockholders.

Our Charter provides that, to the fullest extent permitted by Delaware law, each member of Holdings, their respective affiliates (other than the Company and our subsidiaries) and, to the extent any member is a series limited liability company, any series thereof and all of their respective partners, principals, directors, officers, members, managers, equity holders and/or employees, including any of the foregoing who serve as officers or directors of the Company (each, an “Excluded Party”), shall not have any fiduciary duty to refrain from (a) directly or indirectly engaging in any opportunity in which we, directly or indirectly, could have an interest or expectancy or (b) otherwise competing with us. Our Charter also renounces, to the fullest extent permitted by Delaware law, any interest or expectancy that we have in any opportunity in which any Excluded Party engages, even if the opportunity is one in which we, directly or indirectly, could have had an interest or expectancy. To the fullest extent permitted by Delaware law, in the event that any Excluded Party acquires knowledge of an opportunity that may be an opportunity for itself, himself or herself and for us, such party shall have no duty to communicate or present such opportunity to us and shall not be liable to us or any of our stockholders for breach of any fiduciary duty as our stockholder, director or officer solely for having pursued or acquired such opportunity or for offering or directing such opportunity to another person. To the fullest extent permitted by Delaware law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our Charter, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.

Our Bylaws designate the courts of the Court of Chancery in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or Bylaws or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine.

Notwithstanding the foregoing, these provisions of the Bylaws will not apply to any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery (including suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum), or for which the Court of Chancery does not have subject matter jurisdiction. While this exclusive provision applies to claims under the Securities Act, we note, however, that there is uncertainty as to whether a court would enforce this provision and that stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and securities prices, which could cause you to lose some or all of your investment.

If there are material issues in the business of our subsidiaries, or factors outside of our and our subsidiaries control later arise, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Additionally, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our securities prices may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

The future exercise of registration rights may adversely affect the market price of our securities.

Sales of a substantial number of shares of common stock in the public market could occur at any time. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company maintains three (3) leased facilities, as set forth below. The Company believes its current facilities are suitable and adequate for its current and presently contemplated operations and production capacity needs and recognizes that future operations may require expanded and/or additional production capacity.

Location	Operations	Approximate Square Footage
Somerset, New Jersey (Pierce Street)	Executive offices, Sales, Finance, Quality Assurance, Design, Marketing and Production	116,000
Somerset, New Jersey (Memorial Drive)	Quality Assurance, Production	46,000
Somerset, New Jersey (Apgar Drive)	Prelams and Subassembly Production	11,000

Item 3. Legal Proceedings

As of March 2022, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business. In May 2021, the Company received from a former independent sales representative a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4,000,000 to $11,000,000 plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and the parties have initiated a binding arbitration proceeding. It is possible that the Company may, in the future, be subject to other legal proceedings, lawsuits and other claims in the ordinary course of operating its business, which could have a material adverse effect on the Company’s business, operations, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock, units, and warrants were historically traded on Nasdaq under the symbols “DBDR,” “DBDRU” and “DBDRW,” respectively. In connection with the Merger in December 2021, the units ceased to trade. Effective December 28, 2021, our Class A Common Stock and Public Warrants are listed on The Nasdaq Global Market, under the symbols “CMPO” and “CMPOW,” respectively. On March 10, 2022, the closing price of a share of Class A Common Stock was $6.63 and the closing price for our Public Warrants was $1.26.
Holders
As of March 10, 2022, there were 16 holders of record of Class A Common Stock, eleven holders of record of Class B Common Stock, two holders of record of our Public Warrants and one holder of record of our Private Warrants.
Dividend Policy
We have not paid any cash dividends on Class A Common Stock to date. Our Board of Directors (the “Board”) may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations and accordingly, we do not anticipate the Board declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board. Further, our ability to declare dividends will also be limited by restrictive covenants contained in our debt agreements. Under our Charter, holders of Class B Common Stock are not entitled to share in any declared dividends.
Stock Performance Graph
Not applicable.
Sales of Unregistered Securities
The shares of Class B Common Stock originally issued to the Sponsor, the Private Placement Warrants, the shares of Class B Common Stock issued in connection with the Business Combination and the shares of Class A Common Stock and the Company’s Exchangeable Notes issued pursuant to the Subscription Agreements in connection with the PIPE Investments were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising, or the involvement of any underwriters.
The shares of Class B Common Stock originally issued to the Sponsor were issued for an aggregate purchase price of $25,000. The Private Placement Warrants were originally issued for a purchase price of $1.00 per Private Placement Warrant. The Company did not receive any consideration in connection with the issuance of the Class B Common Stock issued in connection with the Business Combination. The Company issued the shares of Class A Common Stock and the Exchangeable Notes in the PIPE Investments for gross proceeds of $45,000,000 and $130,000,000, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Yet to be Purchased under the Plans
January 1, 2021 through April 30, 2021	—	—	—	—
May 1, 2021 through June 30, 2021	—	—	—	—
July 1, 2021 through September 30, 2021	—	—	—	—
October 1, 2021 through December 31, 2021	18,515,018 (1)	$10.20	—	—
(1) In connection with the closing of the Business Combination, on December 27, 2021, the Company redeemed 18,515,018 shares of the Company's Class A Common Stock at a price per share of $10.20 following exercise of the redemption option in the Business Combination by certain stockholders.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this annual report on Form 10-K.
Overview
The Company provides its clients newly innovative and highly differentiated financial payment products in order to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s clients consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a world-class platform for next generation payment technology, security, and Cryptocurrency solutions. For two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key Payments Industry innovations in materials science, Metal Form Factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products have resulted in widespread adoption by major banks, financial institutions and leading FinTech innovators to support their acquisition and retention of consumer and business card customers. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. These same fundamental strengths have now enabled the Company to enter the digital asset revolution through the launch of its Arculus platform, which commenced in the third quarter of 2021 with the Arculus Key card and companion Arculus Wallet mobile application.
Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, during 2020 and continuing in 2021, the Company established policies and protocols to address safety considerations. The Company is in frequent dialogue with key stakeholders to assess health and safety conditions across all of its facilities and to have robust procedures in place to protect the well-being of its employees, such as controls for building access, strict physical distancing measures and enhanced cleaning processes. The Company’s systems and infrastructure have continued to support its business operations. The Company has maintained regular and active communication across senior management, and has ongoing dialogues with its vendors to ensure they continue to meet the Company’s criteria for business continuity.
The resurgence in the spread of COVID-19 toward the end of 2020 and into 2021 has created greater uncertainty regarding the economic outlook for the near term, even as vaccines were distributed on a large scale in an effort to control the pandemic. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.
Key Components of Results of Operations
Net Sales
Net sales reflect the Company’s revenue generated primarily from the sale of its products. Product sales primarily include the design and manufacturing of metal cards, including contact and dual interface cards. The Company also generates revenue from the sale of Prelams (which are used by makers of plastic payment and other cards). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.
Cost of Sales
The Company’s cost of sales includes the direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.
Gross Profit and Gross Margin
The Company’s gross profit represents its net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.
Operating Expenses
The Company’s operating expenses primarily comprised selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, research and development and other administrative function, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.
The Company expects its operating expenses to increase as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Income from Operations and Operating Margin
Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.

Other (Income) Expense
Other (income) expense consists primarily of change in fair value of warrant liability, earnout consideration and interest expense net of any interest income.
Net Income
Net income consists of the Company’s income from operations, less other expenses and income tax provisions or benefits.
Factors Affecting the Company’s Operating Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this annual report on Form 10-K, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net sales	$267,948	$260,586	$7,362	3%
Cost of sales	123,099	127,959	(4,860)	(4%)
Gross profit	144,849	132,627	12,222	9%
Operating expenses	63,424	48,669	14,755	30%
Income from operations	81,425	83,958	(2,533)	(3%)
Other income (expense), net	1,132	(6,143)	7,275	(118%)
Income before income taxes	82,557	77,815	4,742	6%
Income tax benefit	857	—	857
Net income	83,414	77,815	5,599	7%
Net income attributable to redeemable non-controlling interests	69,902	—	69,902
Net income attributable to CompoSecure, Inc	$13,512	$77,815	$(64,303)

	Year Ended December 31,
	2021	2020
Gross Margin	54%	51%
Operating margin	30%	32%

Net Sales

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$218,441	$213,982	$4,459	2%
International	49,507	46,603	2,904	6%
Total	$267,948	$260,586	$7,363	3%
The Company’s net sales for the year ended December 31, 2021 increased by $7.4 million, or 3%, to $267.9 million compared to $260.6 million for the year ended December 31, 2020. This was due to higher growing demand for its products throughout the year ended December 31, 2021 as we continue to emerge from the adverse impact from the COVID-19 pandemic compared to the year ended December 31, 2020. The increase in net sales was due to a 2% increase in domestic sales and a 6% increase in international sales.
Domestic: The Company’s domestic net sales for the year ended December 31, 2021 increased $4.5 million, or 2%, to $218.4 million compared to $214.0 million for the year ended December 31, 2020. This was primarily due to higher demand for the Company's products primarily in the second half of the year ended December 31, 2021 due to higher overall customer acquisition by the Company’s clients as we continue to emerge from the adverse impact from the COVID-19 pandemic compared to the year ended December 31, 2020.

International: The Company’s international net sales for the year ended December 31, 2021 increased $2.9 million, or 6%, to $49.5 million compared to $46.6 million for the year ended December 31, 2020. This was primarily driven by our efforts to grow our international distributor channels compared to the year ended December 31, 2020.

In addition, the following table presents the Company’s net sales for the three months ended December 31, 2021 compared to December 31, 2020:

	Three Months Ended
	December 31, 2021	December 31, 2020	$ Change	% Change
	(in thousands)
Net Sales	$75,300	$53,713	$21,587	40%

The Company’s net sales for the three months ended December 31, 2021 increased $21.6 million, or 40%, to $75.3 million compared to $53.7 million for the three months ended December 31, 2020.

The following table presents the Company’s net sales for the three months ended December 31, 2021 compared to September 30, 2021:

	Three Months Ended
	December 31, 2021	September 30, 2021	$ Change	% Change
	(in thousands)
Net Sales	$75,300	$66,182	$9,118	14%

The Company’s net sales for the three months ended December 31, 2021 increased $9.1 million, or 14%, to $75.3 million compared to $66.2 million for the three months ended September 30, 2021.
Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2021 increased $12.2 million, or 9%, to $144.8 million compared to $132.6 million for the year ended December 31, 2020, while the gross profit margin increased from 51% to 54%. The gross margin improvement resulted from a decrease in costs of sales in the period ended December 31, 2021 from improvement in production yields and favorable product mix compared to the period ended December 31, 2020.
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2021 increased $14.8 million compared to the year ended December 31, 2020. This was primarily due to increases in bonuses and commissions of $4.8 million and marketing and professional fee expenses of $19.0 million primarily related to the launch of Arculus in third quarter of 2021, and an overall increase in other costs of $1.1 million, partially offset by a decrease in transaction costs of approximately $10.0 million.

Income from Operations and Operating Margin
During the year ended December 31, 2021, the Company had income from operations of $81.4 million compared to income of $84.0 million for the year ended December 31, 2020. The Company’s operating margin for the year ended December 31, 2021 decreased from 32% to 30% for the year ended December 31, 2020.

Other Expenses
Interest expense for the year ended December 31, 2021 increased $5.8 million, or 94%, to $11.9 million compared to $6.1 million for the year ended December 31, 2020. The additional interest expense resulted from the refinancing of the Company’s existing debt facility in November 2020 resulting in an increase in outstanding debt during the period ended December 31, 2021. This was offset by a favorable change in fair value of $3.5 million in warrant liabilities and $9.6 million in earnout consideration liability. See Liquidity and Capital Resources below for more detail on the existing debt facility.
Net Income
The Company’s net income for the year ended December 31, 2021 was $83.4 million, compared to net income of $77.8 million for the year ended December 31, 2020. The increase was primarily due to favorable change in fair value of $3.5 million in warrant liabilities and $9.6 million in earnout consideration liability and a more profitable sales mix, partially offset by increases in operating expenses as a result of the higher sales volume and costs related to the launch of Arculus.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Net sales	$260,586	$243,290	$17,296	7%
Cost of sales	127,959	115,427	12,532	11%
Gross profit	132,627	127,863	4,764	4%
Operating expenses	48,669	40,937	7,732	19%
Income from operations	83,958	86,926	(2,968)	(3%)
Other expenses, net	6,143	5,453	690	13%
Net income	$77,815	$81,473	$(3,658)	(4%)

	Year Ended December 31,
	2020	2019
Gross Margin	51%	53%
Operating margin	32%	36%

Net Sales

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Net sales by region:
Domestic	$213,982	$191,502	$22,480	12%
International	46,603	51,788	(5,185)	(10%)
Total	$260,586	$243,290	$17,296	7%

The Company’s net sales for the year ended December 31, 2020 increased $17.3 million, or 7%, to $260.6 million compared to $243.3 million for the year ended December 31, 2019. The increase in net sales during 2020 was due to a 12% increase in domestic sales partially offset by a 10% decrease in international sales.
Domestic: The Company’s domestic net sales for the year ended December 31, 2020 increased $22.5 million, or 12%, to $214.0 million compared to $191.5 million for the year ended December 31, 2019. This was primarily due to increased orders resulting from an expanded client base. This increase in orders was partially offset by lower orders from existing clients as well as product mix.
International: The Company’s international net sales for the year ended December 31, 2020 decreased $5.2 million, or 10%, to $46.6 million compared to $51.8 million for the year ended December 31, 2019. This was primarily due to lower new customer acquisitions for international clients primarily due to the adverse impact of the COVID-19 pandemic. This decrease was partially offset by product mix.
Gross Profit and Gross Margin
The Company’s gross profit for the year ended December 31, 2020 increased $4.8 million, or 4%, to $132.6 million compared to $127.9 million for the year ended December 31, 2019. The increase in gross profit was primarily driven by product mix, higher sales volumes, favorable overhead costs partially offset by an increase in depreciation expense resulting from higher capital expenditures. The Company’s gross margin for the year ended December 31, 2020 decreased by 2% compared to the year ended December 31, 2019. The decrease in gross margin was driven primarily by an overall higher cost of material and labor primarily due to the impact of the COVID-19 pandemic on the Company’s operations.
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2020 increased $7.8 million compared to the year ended December 31, 2019. This was primarily due to an increase in transaction costs of $11.4 million, professional fees of $2.0 million, salaries of $1.0 million and other costs of $1.1 million, partially offset by a decrease in bonuses and commissions of $7.7 million.
Income from Operations and Operating Margin
During the year ended December 31, 2020, The Company had income from operations of $84.0 million compared to income of $86.9 million for the year ended December 31, 2019. Its operating margins for the year ended December 31, 2020 decreased to 32% compared to 36% for the year ended December 31, 2019.
Other Expenses
Interest expense for the year ended December 31, 2020 increased $0.5 million, or 10%, to $5.3 million compared to $4.8 million for the year ended December 31, 2019. The additional interest expense resulted from the refinancing of the existing debt facility resulting in an increase in outstanding debt during the year ended December 31, 2020.
Net Income
Net income for the year ended December 31, 2020 was $77.8 million, compared to net income of $81.5 million for the year ended December 31, 2019. The decrease was primarily due to an increase in cost of sales and an increase in operating expenses partially offset by a favorable sales mix and higher sales volumes.

Use of Non-GAAP Financial Measures
This Form 10-K includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA and Adjusted EBITDA are useful to investors in evaluating the Company’s financial performance. The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA and Adjusted EBITDA should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies. The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$83,414	$77,815	$81,473
Add:
Depreciation	10,428	9,916	8,606
Taxes	(857)	—	—
Interest expense, net	11,928	6,143	5,454
EBITDA	$104,913	$93,874	$95,533
Special management bonus expense	4,384	15,708	7,631
Equity compensation expense	6,113	1,848	1,681
Mark to market adjustments (1)	(13,060)	—	—
Other (2)	—	4,071	2,000
Adjusted EBITDA	$102,350	$115,501	$106,845

(1)Primarily includes the changes in fair value of warrant liability and earnout consideration liability for the year ended December 31, 2021.
(2)Primarily includes the non-recurring transaction expenses relating to the then proposed Business Combination for the year ended December 31, 2020 and non-recurring litigation costs for the year ended December 31, 2019.

Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition and equity-based compensation. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. The Company’s actual results may differ from those estimates under different assumptions or conditions. See Note 2 to the Notes to Consolidated Financial Statements for additional description of the significant accounting policies that have been followed in preparing the Company’s audited consolidated financial statements.
The accounting policies described below are those that the Company considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.
Use of Estimates
The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the exchangeable notes due December 2026, which will be marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Note 7, 9 and 11 for further discussion of the nature of these assumptions and conditions.
Revenue Recognition
The Company recognizes revenue in accordance with the accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refer to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.
The primary judgments relating to the Company’s revenue recognition include determining whether (i) the contract with a customer exists; (ii) performance obligations are identified; (iii) the transaction price is determined; (iv) the transaction price is allocated to performance obligations; and (v) the distinct performance obligations are satisfied by transferring control of the product or service to the client. Transfer of control is typically evaluated from the customer's perspective.
The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 90 days of the invoice, a significant financing component is not included within the contracts.

The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.
Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company accounts for shipping and handling as activities fulfill its promise to transfer the associated products to its customers. Accordingly, the Company records amounts billed for sales. Revenue is recognized net of variable consideration such as discounts, penalties, rebates, and returns.
The Company’s products do not include an unmitigated right of return unless the product is non-conforming or defective. If the goods are non-conforming or defective, the defective goods are replaced or reworked or, in certain instances, a credit is issued for the portion of the order that was non-conforming or defective. A provision for sales returns and allowances is recorded based on experience with goods being returned. Most returned goods are re-worked and subsequently re-shipped to the customer and recognized as revenue. Historically, returns have not been material to the Company.
Additionally, the Company has a rebate program with certain customers allowing for rebates based on achieving a certain level of shipped sales during the calendar year. These rebates are estimated and updated throughout the year and recorded against revenues and the related accounts receivable.
Equity-Based Compensation
The Company adopted equity incentive plans in 2021 and 2015. See Note 9 for a detailed discussion of both the plans. The Company estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires the Company to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which the Company believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for the Company’s equity, the Company had utilized an appropriate index to estimate the volatility assumption when calculating the fair value of options granted during 2020 and 2019. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. The Company had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. There were no grants made during 2021 under both the plans.

In connection with the consummation of the Business Combination, the then existing equity holders had the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earn-out consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). There were a total of 657,160 shares subject to ASC 718, or 328,580 shares for each portion of the Earnouts.

Upon the transaction date, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there is no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award is considered to be immediately vested from a service perspective, and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expense associated with the awards were accelerated and recognized on December 27, 2021.The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for the Earnouts that were fully expensed at the closing date, December 27, 2021:

Year Ended
12/27/2021
Valuation date share price	$9.95
Risk-free interest rate	0.98% - 1.12%
Expected volatility	57.92% - 58.88%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term	3 - 4 years

A 10% change in the Company’s equity-based compensation expense for the year ended December 31, 2021 would have affected net income by approximately $0.1 million. The Company includes equity-based compensation expense in selling, general and administrative expenses in its consolidated statement of operations.

Earnout Consideration

As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). As such, Earnouts were considered to be derivative liability and the valuation of the Earnouts liability was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of earnout consideration liability in the Company's consolidated statements of operations. See Note 9 for a detailed discussion.

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value within warrant liability on the consolidated balance sheet and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option pricing model. The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. See Note 11 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Derivative Liability – Redemption Make-Whole Provision Feature

A derivative liability was initially recorded as a result of the issuance of the 7.00% Exchangeable notes due December, 2026 (see note 7 to our Consolidated Financial Statements included in this report). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs using Lattice model. These inputs primarily include: (1) share price as of the valuation date, (2) assumed timing of redemption of the notes based on redemption threshold using Monte Carlo simulation (3) historical volatility of share price and (4) the risk-free rate. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a Lattice model by calculating the fair value of the notes with the redemption make-whole feature as compared to the fair value of the notes without the redemption make-whole feature, with the difference representing the value of the redemption make-whole feature, or the derivative liability. The conversion feature will be measured at fair value on a quarterly basis and the change in the fair value of the conversion feature for the period will be recorded in the consolidated statements of operations.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 8 ) as the income attributable to the non-controlling interest is pass-through income. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

    The Company was not subject to income taxes due to the then equity structure of the Company prior to Business Combination and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities.

Market and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of investments in cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary exposure is credit risk on receivables as the Company does not require any collateral for its accounts receivable. Credit risk is the loss that may result from a trade customer’s or counterparty’s nonperformance. The Company uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, employing credit mitigation measures such as analyzing customers’ financial statements, and accepting personal guarantees and various forms of collateral. The Company believes that its customers and counterparties will be able to satisfy their obligations under their contracts.

The Company maintains cash, cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. The Company has not experienced any losses on such accounts.
Recently Adopted Accounting Policies

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in statements of operations. The Company adopted the new lease guidance effective January 1, 2021 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2021. The Company elected the package of practical expedients which permits to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change the Company’s previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $6.3 million and lease liabilities of $6.9 million. The difference between the ROU assets and the lease liabilities is primarily due to unamortized lease incentive and deferred rent related to the Company’s operating leases at December 31, 2020. See Note 2 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan revolving credit facility and exchangeable notes. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of December 31, 2021, the Company had cash and cash equivalents of $21.9 million and total debt principal outstanding of $395.0 million. The Company believes that cash flows from its operations and available cash and cash equivalents are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, it may incur additional debt to finance such acquisitions.
At December 31, 2021, there was $265.0 million of total debt outstanding under the Company’s existing credit facility (the “2021 Credit Facility”). The credit facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $45.0 million was available for borrowing as of December 31, 2021.

Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $45.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the credit facility agreement. As of December 31, 2021, The Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
Interest rates for the 2021 Credit Facility are calculated as the fluctuating bank prime rate plus the applicable margin of 2.0% or, for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.0%. The Company must also pay an annual commitment fee of 0.40% on the unused portion of the $60.0 million revolving loan commitment. As of December 31, 2021, the effective interest rate on the Company’s 2020 Credit Facility was 3.65%. Total cash interest paid during the year ended December 31, 2020 was $10.2 million, an increase of $5.0 million compared to the prior year.
The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company did not have a required excess cash flow payment related to 2021, and the Company was in compliance with all covenants under the 2021 Credit Facility as of December 31, 2021. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.
On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130,000,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per annum, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 27, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares.

Exchangeable Notes bear interest at the rate of 7.00% per year from December 27, 2021, or from the most recent date to which interest has been paid or provided for to, but excluding, the next scheduled interest payment date until December 15, 2026, unless earlier repurchased or converted pursuant to and in accordance with the provisions of the Indenture. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. Additional interest may be payable as set forth in the Indenture. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the year ended December 31, 2021 was $77.8 million compared to cash provided by its operating activities of $87.1 million during the year ended December 31, 2020. The decrease in cash provided by operating activities of $9.3 million was primarily attributable to a change in fair value of $3.5 million of warrant liability, a change in fair value of $9.6 million of earnout consideration liability, deferred tax benefits of $0.9 million and changes in working capital of $10.5 million. This was partially offset by depreciation expense of $10.4 million, equity compensation expense of $6.1 million, amortization of deferred financing cost of $1.7 million, an increase in net income of $5.6 million and inventory reserve of $0.6 million.
Net Cash Used in Investing

Cash used in the Company’s investing activities for the year ended December 31, 2021 was $4.7 million, primarily relating to capital expenditures of $4.7 million during the year ended December 31, 2021.
Net Cash Used in Financing
Cash used in the Company’s financing activities for the year ended December 31, 2021 was $64.5 million, primarily relating to distributions to equity holders pursuant to the consummation of the business combination on December 27, 2021 and repayments of debt related to The Company’s prior Credit Facility, partially offset by cash drawn under the 2021 Credit Facility, Exchangeable Notes and capital raised through PIPE pursuant to the business combination.
Contractual Obligations

The following table summarizes, as of December 31, 2021, the Company’s material contractual cash obligations by future period (see Notes 2 and 7 of Notes to Consolidated Financial Statements):

	Payments due by Period
Contractual Obligations	1 year or less	Years 2-3	Years 4-5	After Year 5	Total
	($ amounts in thousands)
Long-term Debt (1)	$12,500	$37,500	$330,000	$—	$380,000
Line of Credit (1)	—	—	15,000	—	15,000
Operating Leases (2)	1,294	1,298	1,263	2,495	6,350
Total	$13,794	$38,798	$346,263	$2,495	$401,350

(1)Includes principal only. See Note 7 to the Consolidated Financial Statements.
(2)See Note 2 to the Consolidated Financial Statements.

As of December 31, 2021, the Company had inventory-related purchase commitments totaling approximately $52.1 million.

Financing

The Company is party to the 2021 Credit Facility with various banks and an issuer of Exchangeable Notes to certain holders. For a more complete description of the Company's debt obligations, see Note 7 of Notes to Consolidated Financial Statements in the Audited Consolidated Financial Statements of the Company in this report Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2021, the Company had $265.0 million in long-term debt principal outstanding from the 2021 Credit Facility, all of which is variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.

The Company performed a sensitivity analysis based on the principal amount of its debts as of December 31, 2021, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $4.0 million on an annual basis.

On November 5, 2020, the Company entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of December 31, 2021, the Company had the following interest rate swap agreement (in thousands):

Effective Dates	Notional Amount	Fixed Rate
November 5, 2020 through November 5, 2023	$100,000	1.06%

Under the terms of the interest rate swap agreement, the Company receives payments based on the greater of 1-month LIBOR rate or a minimum of 1.00%.

The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes utilizing the hypothetical derivative method. The Company has determined the fair value of the interest rate swap agreement to be zero at the inception of the agreement. The Company reflects only the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its income statement. The income statement does not reflect the unrealized changes in fair value of the interest rate swap at each reporting period, and similarly a derivative asset or liability is not recognized at each reporting period in the Company’s financial statements as the amounts are not significant.

In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement with a notional amount of $125.0 million maturing in December 2025. The terms and conditions of the new contracts were similar to the November 2020 swap agreement. The Company realized $0.3 million upon the settlement of the November 2020 swap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COMPOSECURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders'
CompoSecure, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CompoSecure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2015.
Iselin, New Jersey
March 14, 2022

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,944	$13,422
Accounts receivable, net	27,925	8,792
Inventories	25,806	30,197
Prepaid expenses and other current assets	2,596	1,077
Total current assets	78,271	53,488

Property and equipment, net	22,177	27,859
Right of use asset, net	5,246	—
Deferred tax asset	25,650	—
Deposits and other assets	10	10
Total assets	$131,354	$81,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	12,500	24,000
Current portion of lease liabilities	1,119	—
Accounts payable	7,058	2,421
Accrued expenses	13,220	11,556
Issuance costs payable	23,107	—
Bonus payable	3,512	3,638
Total current liabilities	60,516	41,615

Long-term debt, net of deferred finance costs	233,132	211,887
Convertible notes	126,897	—
Derivative liability - convertible notes redemption make-whole provision	552	—
Warrant liability	35,271	—
Line of credit	15,000	20,000
Lease liabilities	4,709	—
Tax receivable agreement liability	24,500	—
Earnouts liability	38,427	—
Other liabilities	—	409
Total liabilities	539,004	273,911

Commitments and contingencies (Note 15)

Redeemable non-controlling interest	608,311	—

Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 14,929,982 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Class B common stock, $0.0001 par value; 75,000,000 shares authorized 61,136,800 and 61,136,800 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6	6
Additional paid in capital	12,261	6,148
Accumulated deficit	(1,028,229)	(198,708)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,354	$81,357

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations
($ in thousands except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Net sales	$267,948	$260,586	$243,290
Cost of sales	123,099	127,959	115,427
Gross profit	144,849	132,627	127,863
Operating expenses:
General and administrative expenses	45,990	48,488	40,624
Selling expenses	17,434	181	313
Income from operations	81,425	83,958	86,926

Other income (expense):
Revaluation of warrant liability	3,485	—	—
Revaluation of earnout consideration liability	9,575	—	—
Interest expense, net of interest income of $0, $52 and $110 in 2021, 2020 and 2019, respectively	(10,235)	(5,266)	(4,753)
Amortization of deferred financing costs	(1,693)	(877)	(700)
Total other expenses, net	1,132	(6,143)	(5,453)
Income before income taxes	82,557	77,815	81,473
Income tax benefit	857	—	—
Net income	83,414	77,815	81,473

Net income attributable to redeemable non-controlling interests	69,902	—	—
Net income attributable to CompoSecure, Inc (1)	$13,512	$77,815	$81,473

Net income per share attributable to Class A common stockholders - basic (2)	$0.91	n/a	n/a
Net income per share attributable to Class A common stockholders - diluted (2)	$0.14	n/a	n/a

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic	14,930	n/a	n/a
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted	94,926	n/a	n/a

(1) Net income attributable to CompoSecure, Inc. for the year ended December 31, 2021 is equal to net income for the period subsequent to business combination for the prorated period from December 27, 2021 through December 31, 2021. Net income attributable to non-controlling for the year ended December 31, 2021 is equal to net income for the period from January 1, 2021 through December 31, 2021. See Note 1.

(2) The amounts for the year ended December 31, 2021 represent basic and diluted net income per share of Class A common stock and weighted average shares of Class A common stock outstanding for the prorated period from December 27, 2021 through December 31, 2021, the period following the Business Combination described in Note 1. See Note 14.
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest
Balance as of December 31, 2018	—	$—	—	$—	$2,625	$(37,520)	$(34,895)	$—
Retroactive application of recapitalization	—	—	61,136,800	6	(6)	—	—	—
Adjusted balance, beginning of period	—	—	61,136,800	6	2,619	(37,520)	(34,895)	—
Distributions	—	—	—	—	—	(103,808)	(103,808)	—
Stock-based compensation	—	—	—	—	1,681	—	1,681	—
Net income	—	—	—	—	—	81,473	81,473	—
Balance as of December 31, 2019	—	—	61,136,800	6	4,300	(59,855)	(55,549)	—
Distributions	—	—	—	—	—	(216,668)	(216,668)	—
Stock-based compensation	—	—	—	—	1,848	—	1,848	—
Net income	—	—	—	—	—	77,815	77,815	—
Balance as of December 31, 2020	—	—	61,136,800	6	6,148	(198,708)	(192,554)	—
Distributions	—	—	—	—	—	(226,643)	(226,643)	—
Business combination, PIPE financing and others	14,929,982	1	—	—	—	(77,981)	(77,980)	—
Stock-based compensation	—	—	—	—	6,113	—	6,113	—
Net income	—	—	—	—	—	13,512	13,512	69,902
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	(538,409)	(538,409)	538,409
Balance as of 12/31/2021	14,929,982	$1	61,136,800	$6	$12,261	$(1,028,229)	$(1,015,961)	$608,311

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2021	2020	2019

Cash flows from operating activities
Net income	$83,414	$77,815	$81,473
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	10,428	9,916	8,606
Equity-based compensation expense	6,113	1,848	1,681
Inventory reserve	600	1,157	(473)
Amortization of deferred finance costs	1,654	842	669
Change in fair value of earnout consideration liability	(9,575)	—	—
Revaluation of warrant liability	(3,485)	—	—
Deferred tax benefit	(857)	—	—
Changes in assets and liabilities
Accounts receivable	(19,133)	10,249	5,827
Inventories	3,792	(12,866)	(5,678)
Prepaid expenses and other assets	(1,519)	(94)	1,343
Accounts payable	4,637	(456)	(29)
Accrued expenses	1,665	332	(12,725)
Other liabilities	46	(1,681)	492
Net cash provided by operating activities	77,780	87,062	81,186

Cash flows from investing activities
Acquisition of property and equipment	(4,746)	(7,501)	(9,642)
Net cash used in investing activities	(4,746)	(7,501)	(9,642)

Cash flows from financing activities

Business combination and PIPE financing	60,826	—	—
Proceeds from convertible notes	127,400	—	—
Proceeds from line of credit	—	20,000	—
Payment of line of credit	(5,000)	—	(18,000)
Proceeds from term loan	250,000	117,500	76,000
Payment of term loan	(240,000)	(10,500)	(11,000)
Deferred finance costs related to debt origination	(1,860)	(3,199)	(1,032)
Distributions pursuant to the business combination	(218,300)	—	—
Distributions to Holdings' members	(22,334)	(216,668)	(103,808)
Issuance cost related to business combination	(15,244)	—	—
Net cash used in financing activities	(64,512)	(92,867)	(57,840)

Net increase (decrease) in cash and cash equivalents	8,522	(13,306)	13,704

Cash and cash equivalents, beginning of period	13,422	26,728	13,024

Cash and cash equivalents, end of period	$21,944	$13,422	$26,728

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$10,101	$5,317	$4,889
Supplemental disclosure of non-cash financing activities:
Issuance costs payable	$23,107	$—	$—

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

1.DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, plastic, composite ID and proprietary financial transaction cards. The Company started operations in 2000 and provides products and services primarily to global financial institutions, plastic card manufacturers, government agencies, system integrators, and security specialists. The Company is located in Somerset, New Jersey.

The Company creates newly innovated, highly differentiated and customized quality financial payment products to support and increase its customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and Cryptocurrency solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company entered the digital asset revolution through the launch of its Arculus platform, which commenced in the third quarter of 2021 with the Arculus Key card and companion Arculus Wallet mobile application. The Company has established a niche position in the financial payment card market through nearly over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of over 20 direct customers and over 80 indirect customers, including some of the largest issuers of credit cards in the U.S.
On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was effected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP.

On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805 and was accounted for using the acquisition method of accounting. This determination was primarily based on Holdings' members prior to the Business Combination having a majority of the voting interests in the combined company, Holdings' operations comprising the ongoing operations of the combined company, Holdings' members and officers comprising a majority of the board of directors of the combined company, and Holdings' senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR are stated at historical cost, with no goodwill or other intangible assets recorded. While Roman DBDR was the legal acquirer in the Business Combination, because Holdings was deemed the accounting acquirer, the historical financial statements of Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Holdings prior to the Business Combination; (ii) the combined results of the Company and Holdings following the closing of the Business Combination; (iii) the assets and liabilities of Holdings at their historical cost; and (iv) the Company’s equity structure for all periods presented. In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Holdings' equity holders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Holdings' common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

The global outbreak of the COVID-19 pandemic continue to rapidly evolve. The Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the employees and securing the supply of materials that are essential to the Company’s production process. At this stage, the impact on the Company’s business and results has not been significant. However, the ultimate impact of the pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicated with confidence, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, required social distancing and any additional preventative and protective actions that governments, or the Company, may direct, which could result in an extended period of continued business disruption, reduced customer, collaborator, or supplier traffic and reduced operations.

Use of Estimates
The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the exchangeable notes due December 2026, which will be marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Note 7, 9 and 11 for further discussion of the nature of these assumptions and conditions.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities from the purchase date of three months or less that can be readily convertible into known amounts of cash. Cash and cash equivalents are held at recognized U.S. financial institutions. Interest earned on the short-term investments is reported in the consolidated statements of operations. The carrying amount of cash and cash equivalents approximates its fair value due to its short and liquid nature.

Accounts Receivable
Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any accounts receivable allowance for doubtful accounts at December 31, 2021 and 2020.

Inventories
Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. Inventories consist of raw material, work in process and finished goods. The Company establishes reserves as necessary for obsolescence and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to ten years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Revenue Recognition
The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2021 and 2020.

The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 90 days of the invoice, a significant financing component is not included within the contracts.

The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company accounts for shipping and handling as activities to fulfill its promise to transfer the associated products to its customers. Accordingly, the Company records amounts billed to customers for shipping and handling as revenue. Revenue is recognized net of variable consideration such as discounts , rebates, and returns.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The Company’s products do not include an unmitigated right of return unless the product is non-conforming or defective. If the goods are non-conforming or defective, the defective goods are replaced or reworked or, in certain instances, a credit is issued for the portion of the order that was non-conforming or defective. A provision for sales returns and allowances is recorded based on experience with goods being returned. Most returned goods are re-worked and subsequently re-shipped to the customer and recognized as revenue. Historically, returns have not been material to the Company. Additionally, the Company has a rebate program with certain customers allowing for a rebate based on achieving a certain level of shipped sales during the calendar year. This rebate is estimated and updated throughout the year and recorded against revenues and the related accounts receivable. The Company did not have any contract assets or liabilities as of December 31, 2021 and 2020.

Shipping and Handling Costs
Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in Cost of goods sold in the consolidated statements of operations. Total Shipping and handling costs were approximately $2,308, $1,596, and $1,752, for the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising
The Company expenses the cost of advertising as incurred. Advertising expense of approximately $17,434, $181, and $313 for the years ended December 31, 2021, 2020, and 2019, respectively, were included in Selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 8 ) as the income attributable to the non-controlling interest is pass-through income. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    The Company will continue to evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

    The Company was not subject to income taxes due to the then equity structure of the Company prior to Business Combination and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities.

Equity-Based Compensation
The Company has equity-based compensation plans and a profits interest which are described in more detail in Note 9. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each option on the date of grant using the Black‑Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, forfeiture rate and expected dividend yield. Forfeitures are estimated at the time of grant and revised, if necessary, in

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
subsequent periods if actual forfeitures differ from those estimates, in order to derive the Company’s best estimate of awards ultimately expected to vest.

Earnout Consideration
As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of Earnout consideration liability in the Company's consolidated statements of operations. A portion of the liability was considered compensation and expensed. See Note 9.

Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value within warrant liability on the consolidated balance sheet and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option pricing model. The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. See Note 11 for more details.

Tax Receivable Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings. Pursuant to the Tax Receivable Agreement, the Company is required to pay to participating holders of membership units in Holdings 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The Company recorded $24,500 in tax receivable liability which is recognized in the Company's balance sheet as of December 31, 2021.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2021, 2020, and 2019 were salaries and commissions of $16,103, $12,650, and $14,824, transaction costs of $2,784, $264, and $1,065 and professional fees of $8,350, $6,536, and $4,546, respectively.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. The Company applies the lower of the treasury stock method or the two-class method in calculating net income (loss) per common share. Diluted net income per share is computed by dividing the net income by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
equivalents resulting from the assumed exercise of the warrants, Earnouts, equity awards, Class B units and exchangeable notes only if the effect is not anti-dilutive.

Market and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of investments in cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary exposure is credit risk on receivables as the Company does not require any collateral for its accounts receivable. Credit risk is the loss that may result from a trade customer’s or counterparty’s nonperformance. The Company uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, monitoring changes in a customer’s credit rating, employing credit mitigation measures such as analyzing customers’ financial statements, and accepting personal guarantees and various forms of collateral. The Company believes that its customers and counterparties will be able to satisfy their obligations under their contracts.

The Company maintains cash, cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. The Company has not experienced any losses on such accounts.

Fair Value Measurements
The Company determines fair value in accordance with ASC 820 which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market i.e. Level 1 to estimates determined using significant unobservable inputs i.e. Level 3. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

The standard describes three levels of inputs that may be used to measure fair value::

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2: Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as:
◦Quoted prices for similar assets or liabilities in active markets
◦Quoted prices for identical or similar assets or liabilities in inactive markets
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other mean
•Level 3: Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable and accounts payable, debt, warrants and earnout consideration. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2021 and December 31, 2020, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the Company's debt approximates the carrying value for all periods presented. The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 11.

Segments

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The Company is managed and operated as one business as the entire business is managed by a single management team that reports to the Chief Executive Officer and President. The Company's chief operating decision-maker is its Chief Executive Officer and President, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. The Company does not operate separate lines of business with respect to any of its products and does not prepare discrete financial information to allocate resources to separate products or by location. Accordingly, the Company views its business as one reportable operating segment.

Recent Accounting Pronouncements – Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840,  Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted the new lease guidance effective January 1, 2021 using the modified retrospective transition approach , applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2021. The Company elected the package of practical expedients which permits to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change the Company’s previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $6,298 and lease liabilities of $6,875. The difference between the ROU assets and the lease liabilities is primarily due to unamortized lease incentive and deferred rent related to the Company’s operating leases at December 31, 2020.
The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilized its incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2021 adoption date. The Company utilized a synthetic credit rating model including fundamental analysis per S&P Global Market Intelligence. The Company then utilized the Bloomberg BVAL Pricing Source to determine the option-adjusted spread and added the United States Treasury Constant Maturity for the applicable terms to determine the term structure of the IBR. Based on these calculations, the Company determined applicable discount rates for various points along the yield curve as of January 1, 2021. As a reasonableness check for the yield curve, the Company considered its then revolving credit agreement amendment on November 5, 2020, which extended the term of the agreement through November 5, 2023. The base interest rate on the loan was calculated as LIBOR plus 300 bps which approximates 3.41%. This rate was generally

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
consistent with the yield curve derived, thus the Company determined that the yield curve was appropriate for determining the discount rates for its leases. The Company then interpolated the discount rates in the yield curve to determine the discount rate for each of its existing leases at January 1, 2021.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives incurred, if any. The Company’s lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the lease term for up to 3 years.
The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.
The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, the Company will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease.
Operating Leases
The Company through its wholly-owned subsidiary Holdings leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from 1 to 5 years. The exercise of lease renewal options is at the Company’s sole discretion.
Effective April 1, 2012, the Company entered into a 10-year lease for its office and manufacturing facilities in Somerset, New Jersey terminating in 2022. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for a five year renewal option. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $324 per year, which reflects an annual 3% escalation factor. The Company exercised its renewal option in December 2020.
Effective August 1, 2014, the Company entered into a 4-year lease for additional office and manufacturing space in Somerset, New Jersey terminating in July 31, 2018. The lease contains escalating rental payments. The Company has the option to extend the term for two periods of two years each. The Company has exercised both renewal options with last one exercised in 2020. The base rent is currently approximately $106 per year, which reflects an annual 3% escalation factor.
Effective June 16, 2016, the Company entered into a 10-year lease for a new facility. The lease contains escalating rental payments and terminates on September 30, 2026. The agreement also provides for a renewal option at a fixed rate. The base rent is currently approximately $825 per year, which reflects an annual 3% escalation factor.
The Company’s leases have remaining lease terms of 1 to 5 years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Two of our leases include the early termination option in the lease term, however, it was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain it will not terminate the leases prior to the termination date.
The weighted-average remaining lease term for our operating leases was 4.8 years at December 31, 2021. The weighted-average discount rate was 3.73% at December 31, 2021.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
ROU assets and lease liabilities related to our operating leases are as follows:

	Balance Sheet Classification	December 31, 2021
Right-of-use assets	Right of use assets	$5,246
Current lease liabilities	Current portion of lease liabilities	1,119
Non-current lease liabilities	Non-current portion of lease liabilities	4,709
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred. The components of lease costs were as follows:

Twelve-month period ended December 31, 2021
Operating lease cost	$1,305
Variable lease cost	444
Total lease cost	$1,749
Future minimum commitments under all non-cancelable operating leases are as follows:

2022	$1,294
2023	1,298
2024	1,263
2025	1,302
2026	1,096
Later years	97
Total lease payments	6,350
Less: Imputed interest	522
Present value of lease liabilities	$5,828
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Twelve-month period ended December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,272
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—

Recent Accounting Pronouncements – Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. However, it cannot be applied to contract modifications that occur after December 31, 2022. LIBOR was expected to be phased out at the end 2021. We do not currently have any

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our consolidated financial statements prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. This new standard amends the current guidance on the impairment of financial instruments and adds an impairment model known as current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASC 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim reporting periods within those fiscal years with early adoption permitted. The Company does not anticipate a significant impact on its consolidated financial statements based on its historical trend of bad debt expense relating to trade accounts receivable.

3. BUSINESS COMBINATION

On December 27, 2021 (the “Closing Date”), Roman DBDR consummated its Business Combination, pursuant to that Merger Agreement dated April 19, 2021, by and among Roman DBDR, Merger Sub, Holdings and LLR Equity Partners IV, L.P. as subsequently amended by that certain Amendment No. 1 to the Merger Agreement dated as of May 25, 2021 (the “First Amendment” and the Original Merger Agreement as amended by the First Amendment, the “Merger Agreement”). Holdings is considered the Company’s accounting predecessor. On the Closing Date, the Merger Sub of Roman DBDR merged with and into Holdings, with Holdings surviving as a wholly owned subsidiary of Roman DBDR. Upon consummation of the Business Combination, Holdings amended and restated its limited liability company agreement (the “Second Amended and Restated LLC Agreement”) and the holders of issued and outstanding equity of Holdings received a combination of cash consideration, certain newly-issued membership units of Holdings (each, a “Holdings Unit”) and shares of newly-issued Class B Common Stock of the Company, which have no economic value, but entitle the holder to one vote per issued share and were issued on a one-for-one basis for each Holdings Unit retained by the holder following the Merger; the holders of outstanding options to purchase Holdings equity received a combination of cash consideration and options to purchase shares of Class A Common Stock of the Company and the Company received all of the voting units in Holdings. The Holdings' Second Amended and Restated LLC Agreement, together with an Exchange Agreement entered into at the closing of the transactions contemplated by the Merger Agreement, provides the holders of Holdings Units the right to exchange the Holdings Units, together with the cancellation of an equal number of shares of Class B Common Stock, for Class A Common Stock, subject to certain restrictions set forth therein.

Following the Closing, the Company is organized in an “Up-C” structure with a Board of Managers appointed by the Board of Directors of the Company controlling Holdings in accordance with the terms of the Holdings' Second Amended and Restated LLC Agreement. In addition to the consideration paid at Closing as described above, Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of Class A Common Stock or (ii) Holdings Units (and a corresponding number of shares of Class B Common Stock), as applicable, in earn-out consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”).

Concurrent with Closing, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings. Pursuant to the Tax Receivable Agreement, the Company is required to pay to participating holders of membership units in Holdings 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. In addition, concurrent with the Closing, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with certain equity holders of the Company relating to the voting for directors of the Company and containing certain lock-up

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
restrictions, as well as a registration rights agreement that provides customary registration rights to certain equity holders of the Company.

In connection with the execution of the Business Combination, the Company entered into separate subscription agreements (each, a "Subscription Agreement") with a number of investors ("Note Holders"), pursuant to which the Note Holders agreed to purchase, and the Company agreed to sell to the Note Holders, an aggregate of 4,500,000 shares of the Company's class A common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $45,000, in a private placement pursuant to the subscription agreements (the "PIPE"). The PIPE investment closed simultaneously with the consummation of the Business Combination.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Roman DBDR was treated as the "acquired" company for financial reporting purposes. See Note 1, Description of Organization and Business Operations, for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR are stated at historical cost, with no goodwill or other intangible assets recorded.

The following summarizes the net contributions received from the Business Combination and PIPE financing:

Recapitalization
Cash - Roman DBDR's trust and cash (net of redemptions)	$47,359
Cash - PIPE (Common)	45,000
Cash - PIPE (Exchangeable Notes)	130,000
Less: transaction costs and advisory fees paid	(34,132)
Net Business Combination and PIPE financing	$188,226

The following table describes the number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	23,156,000
Less: redemption of Roman DBDR shares	(18,515,018)
Common stock of Roman DBDR	4,640,982
Roman DBDR Founder Shares	5,789,000
Shares issued in PIPE	4,500,000
Business Combination and PIPE financing shares - Class A common stock	14,929,982
Class B common stock held by Holdings	61,136,800
Total shares of common stock - Class A and Class B immediately after Business Combination	76,066,782

4. REVENUE RECOGNITION
The Company recognizes revenue when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods as specified by each

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high-security documents, and pre-lam materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the individual customers. The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 90 days of the invoice, a significant financing component is not included within the contracts. The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes as a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company accounts for shipping and handling as activities fulfill its promise to transfer the associated products to its customers. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of costs of sales. Revenue is recognized net of variable consideration such as discounts, penalties, rebates, and returns. The Company’s products do not include an unmitigated right of return unless the product is damaged or defective. If the goods are non-conforming or defective, the defective goods are replaced or reworked or in certain instances a credit is issued for the portion of the order that was non-conforming. Historically, returns have not been material to the Company.
Disaggregation of Revenue

The percentages present the Company’s revenue disaggregated by customer. The majority of the Company’s revenue is earned within these major contracts, with aggregate revenue from the three top customers comprising approximately 79.1%, 74.9% and 82.5% of total revenue in 2021, 2020 and 2019, respectively.

Significant Judgments in Application of the Guidance

The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:

Determination of Transaction Price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products to the customer. The Company includes any fixed charges within its contracts as part of the total transaction price. In addition, several contracts include variable consideration such as specific sales prices based on certain volume thresholds, discounts, penalties, rebates, refunds, and the customer’s right to return. The Company has concluded that its estimation of variable consideration results in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future. The accrual for variable consideration is netted against the sale price in determining the transaction price.

Assessment of Estimates of Variable Consideration

Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as discounts, rebates such as volume based rebate, penalties, and credits, using the expected value method, and adjusts transaction price for its estimate of variable consideration. Throughout the year, we record an accrual that nets down our revenue based on our best estimate of the impact of variable consideration based on cards shipped in each month of the year. We regularly revisit this accrual throughout the year to ensure we are tracking to the correct offset. This effectively factors the volume based rebate into the transaction price. Therefore, management applies the constraint in its estimation of variable consideration for inclusion in the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.

Allocation of Transaction Price

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

The transaction price (including any discounts) is allocated between goods in a multi-element arrangement based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. Significant judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount the Company expects to receive in exchange for the related goods.

Practical Expedients and Exemptions

As permitted by ASC 606, the Company elected to use certain practical expedients in connection with the implementation of ASC 606. The Company treats shipping and handling activities as fulfillment activities. The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. The Company does not adjust the transaction price for significant financing components, as the Company’s contracts typically do not contain provisions for significant advance or deferred payments, nor do they span more than a one year period. The Company applies the optional exemption to not disclose information regarding the allocation of transaction price to remaining performance obligations with an original expected duration of less than one year. The Company applies the practical expedient to not separately evaluate the effects of each contract modification before January 1, 2019. The election of these practical expedients results in accounting treatments that the Company believes are consistent with historical accounting policies and, therefore, these elections of practical expedients do not have a material impact on the comparability of the consolidated financial statements.

5. INVENTORIES
The major classes of inventories were as follows:

	December 31,
	2021	2020
Raw materials	$27,474	$27,157
Work in process	582	1,055
Finished goods	363	3,998
Inventory reserve	(2,613)	(2,013)
	$25,806	$30,197

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

		December 31,
	Useful Life	2021	2020
Machinery and equipment	5 - 10 years	$59,437	$57,360
Furniture and fixtures	3 - 5 years	955	955
Computer equipment	3 - 5 years	925	908
Leasehold improvements	Shorter of lease term or estimated useful life	11,358	10,875
Vehicles	5 years	264	264
Software	1 - 3 years	2,889	1,186
Construction in progress		985	519
Total		76,813	72,067
Less: Accumulated depreciation and amortization		(54,636)	(44,208)
Property and equipment, net		$22,177	$27,859

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019, was $10,428, $9,916, and $8,606, respectively.

7. DEBT
Exchangeable Senior Notes

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130,000,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per annum, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 27, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A Common Stock.

Exchangeable Note shall bear interest at the rate of 7.00% per year from December 27, 2021, or from the most recent date to which interest has been paid or provided for to, but excluding, the next scheduled interest payment date until December 15, 2026, unless earlier repurchased or converted pursuant to and in accordance with the provisions of the Indenture. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. Additional interest may be payable as set forth in the Indenture.

After the three-year anniversary of the Closing Date, the Exchangeable Senior Notes will be redeemable at any time and from time to time by the Company, in whole or in part, (i) if the Last Reported Sale Price of the Class A common stock exceeds 130% of the exchange price as defined in Indenture then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) so long as a registration statement registering the resale of all Exchange Shares is effective and available for use by holders of

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Exchangeable Notes during the entirety of the period from and including the date notice of redemption is given to and including the date of redemption. The notice period for any redemption will be no less than 30 scheduled trading days. The redemption price in any such redemption shall be equal to (a) 100% of the principal amount of the Exchangeable Notes to be redeemed, plus (b) accrued and unpaid interest to, but excluding, the redemption date. The redemption price is payable in cash.

Per the terms of the Indenture, holders of Exchangeable Notes in connection with any such redemption will receive a make-whole payment equal to the aggregate dollar value of all interest payable from the date the Company delivers notice of such redemption through the maturity of the Exchangeable Notes. The redemption Make-Whole Amount is payable, at the Company’s option, in cash or through an increase in the exchange rate then applicable to the Exchangeable Notes by an amount equal to (i) the redemption Make-Whole Amount divided by (ii) the five day VWAP with regard to the Class A common stock during the five trading period beginning on the trading day immediately following the notice of redemption.
Holders of Exchangeable Notes may exchange their notes in whole or in part, at any time or from time to time, for shares of the Company’s Class A common stock, par value $0.0001 per share up to a maximum exchange rate of 99.9999 shares per $1,000 principal amount after adjustments as defined in the indenture.

Exchangeable Notes contains customary anti-dilution adjustments, taking into account the agreed terms in Indenture. To avoid doubt, among other customary adjustments, this will include anti-dilution protections for dividends and distributions of the Company's capital stock, assets and indebtedness. Per terms of the Indenture, the following are the anti-dilution adjustments of the Exchange Rate:

a.If the Company exclusively issues shares of common stock as a dividend or distribution on shares of the common stock, or if the Company effects a share split or share combination;

b.If the Company issues to all or substantially all holders of the common stock any rights, options or warrants (other than pursuant to a stockholders rights plan) entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the date of announcement of such issuance;

c.If the Company distributes shares of its capital Stock, evidences of its indebtedness, other assets or property of the Company or rights, options or warrants to acquire its capital Stock or other securities of the Company, to all or substantially all holders of the common stock;

d.If any cash dividend or distribution is made to all or substantially all holders of the common stock

e.If the Company or any of its Subsidiaries make a payment in respect of a tender or exchange offer for the common Stock, to the extent that the cash and value of any other consideration included in the payment per share of the common stock exceeds the average of the last reported sale prices of the common stock over the 10 consecutive trading day period commencing on, and including, the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

The exchange rate will in no event be adjusted down pursuant to the provisions described above, except to the extent a tender or exchange offer is announced but not consummated.

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, the exchange rate will be adjusted per the adjustment table included in the Indenture. If a fundamental change occurs at any time prior to the maturity date, each holder shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Exchangeable Notes to be repurchased, plus accrued and unpaid interest thereon. There is no make-whole payment associated with a fundamental change redemption.

Holders of Exchangeable Notes will be entitled to the resale registration rights under the resale Registration Rights Agreement. If a Registration default occurs, additional interest will accrue, equal to 0.25% in the first 90 days and 0.50% after the 91st day after the Registration Default (which includes that the Registration Statement has not been filed, or deemed effective or ceases to be effective).

The Indenture contains customary terms and covenants and events of default. Upon an event of default as defined in the Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Exchangeable Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately, and upon any such declaration, the same shall become and shall automatically be immediately due and payable. Upon an event of default in the payment of interest, the Company may elect the sole remedy to be the payment of additional interest of 0.25% for the first 90 days after the occurrence of such an event of default and 0.50% for day s 91-180 after the occurrence of such an event of default.

The Company assessed all terms and features of the Exchangeable notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation. The fair value of the optional redemption with a make-whole provision feature derivative was determined based on the difference between the fair value of the notes with the redemption with a make-whole provision feature and the fair value of the notes without the redemption with a make-whole provision feature. The Company employed a Lattice model and determined that the fair value of the derivative upon issuance of the notes was $552 and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the notes on the closing date, or December 27, 2021. The optional redemption with a make-whole provision feature will be measured at fair value on a quarterly basis and the change in the fair value for the period will be recorded on the consolidated statements of operations. The Company determined that the change in fair value from December 27, 2021 to December 31, 2021 was not material.

The Company determined that the expected life of the Exchangeable Notes was equal to the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the year ended December 31, 2021, the Company recognized $0.2 million of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

In connection with the issuance of the Exchangeable Notes, the Company incurred approximately $2,600 of debt issuance costs, which primarily consisted of underwriting fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the Exchangeable Notes is amortized to interest expense over the expected life of the Exchangeable Notes using the effective interest method.

Term Loan

On July 26, 2016, the Company obtained a $120 million credit facility with JP Morgan Chase (“JPMC”) acting as the lending agent (“2016 Credit Facility”). The 2016 Credit Facility provided a revolving loan (“Revolver”) with a maximum aggregate amount of $40 million, and a $80 million term loan (“Term Loan”).

In July of 2019, the Company amended its 2016 Credit Facility with JPMC, increasing the maximum aggregate amount available under the revolver to $60,000 and the amount of the term loan to $140,000. In addition, the maturity date of both the revolver and term loan was amended to July 2, 2022. This amendment was accounted for as a modification and

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
approximately $1,065 of additional costs incurred in connection with the modification were capitalized as debt issuance costs. In connection with the amendment, the prior outstanding balance of $64,000 along with $100 of interest was paid-off. Further, two of the lenders in the original agreement did not participate in the amended debt agreement. As such, the balances related to these two lenders were written off by the Company.

In November of 2020, the Company entered into a new agreement with JPMC to refinance its existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification capitalized as debt issuance costs. In connection with the amendment, the prior outstanding balance were paid-off. Further, one of the lenders in the original agreement did not participate in the amended debt agreement. As such, the balance related to that lender was written off by the Company.

In December of 2021, the Company entered into a new agreement with JPMC to refinance its then existing November 2020 credit facility, increasing the maximum aggregate amount available under the term loan to $250,000 bringing total credit facility to $310,000. In addition, the maturity date of both the revolver and term loan was amended to December 16, 2025. This amendment was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification capitalized as debt issuance costs.

Interest on the Revolver and Term Loan are based the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 2.00% or for portions of the debt converted to Euro Loans the quoted LIBOR rate plus the applicable margin of 3.00%. At December 31, 2021 and 2020, the effective interest rate on the Revolver and Term Loan was 3.65% and 4.36% per annum, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.40% on the unused portion of the $60 million Revolver commitment.

The credit facility is secured by substantially all of the assets of the Company. The terms of the credit facilities impose financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At December 31, 2021, the Company was in compliance with all financial covenants.

The Company recognized $11,928, $6,142 and $5,453, of interest expense related to the Exchangeable Notes, Revolver and Term Loan for the years ended December 31, 2021, 2020, and 2019, respectively.

The balances payable under all borrowing facilities are as follows:

	December 31, 2021	December 31, 2020
Total debt	$380,000	$240,000
Less: current portion of term loan (scheduled payments)	12,500	24,000
Less: debt discount and debt issuance costs, net	7,471	4,113
Total long-term debt	$360,029	$211,887
Derivative liability - redemption with make-whole provision	$552	$—

The maturity of the all the borrowings facilities is as follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Years
2022	$12,500
2023	18,750
2024	18,750
2025	200,000
2026	130,000
Total debt	$380,000

The Company is exposed to interest rate risk on variable interest rate debt obligations. On November 5, 2020, to manage interest rate risk, the Company entered into an interest rate swap agreement ("November 2020 swap agreement") to hedge forecasted interest rate payments on its variable rate debt. At December 31, 2021, the Company’s interest rate swap contract outstanding had a notional amount of $100,000 maturing in November 2023. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes utilizing the hypothetical derivative method. The Company has determined the fair value of the interest rate swap to be zero at the inception of the agreement. The Company has determined the fair value of the interest rate swap to be immaterial at each reporting period and therefore, in the consolidated statements of operations, the Company reflects only the realized gains and losses of the actual monthly settlement activity of the interest rate swap. The Company does not reflect the unrealized changes in fair value of the interest rate swap at each reporting period, and similarly a derivative asset or liability is not recognized at each reporting period in the Company’s financial statements.

In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement with a notional amount of $125,000 maturing in December 2025. The terms and conditions of the new contracts were similar to the November 2020 swap agreement.

8. EQUITY STRUCTURE
Shares Authorized

As of December 31, 2021, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of December 31, 2021, there were 14,929,982 shares of Class A Common Stock issued and outstanding, 61,136,800 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of December 31, 2021, the Company had 10,837,400 shares private warrants outstanding. Each private warrant entitles the registered holder to purchase share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of December 31, 2021, the Company had 11,578,000 shares public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The Company may only issue Class A Units to the parent CompoSecure Inc.The non-controlling interest has been adjusted to redemption value as of December 31, 2021 in accordance with ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $608,311 on December 31, 2021. The redemption value is calculated by multiplying the 61,136,800 Class B Units by the $9.95 trading price of our Class A common stock on December 27, 2021.

9. EQUITY COMPENSATION
Equity Incentive Plan
In connection with the business combination consummated on December 27, 2021, the Company established CompoSecure, Inc. 2021 Incentive Equity Plan (the “2021 Plan”) effective as of December 27, 2021. The purpose of the 2021 Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of directors of the Company, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The aggregate authorized number of shares of Class A common stock that may be issued or transferred as of December 31, 2021 under the Plan is 8,987,609 shares of Class A common stock plus the number of shares of Class A stock underlying grants issued under the Company’s existing amended and restated equity compensation Plan that expire, terminate or are otherwise forfeited without being exercised. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Stock that may be issued or transferred under the Plan shall be increased by an amount of shares of Class A Stock equal to 4% of the aggregate number of shares of Class A stock and Class B stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares of Class A Stock as may be determined by the Board. There were no awards granted or outstanding under the 2021 Plan as of December 31, 2021.

Employee Stock Purchase Plan

Effective December 27, 2021, the Board approved the Employee Stock Purchase Plan (the “ESPP”). The Company authorized 1,650,785 aggregate number of shares of Class A Common Stock reserved for sale pursuant to the ESPP Plan as of December 31, 2021. The number of shares of Class A Common Stock reserved for sale under the ESPP will automatically increase on the first trading day in January each calendar year during the term of the ESPP, beginning with the 2022 calendar year, by 1% of the total number of shares of class A common stock and class B common stock outstanding on the last trading day in the immediately preceding calendar month, but in no event shall any such annual increase exceed 1,686,531 shares or a lesser number of shares as determined by the administrator of the ESPP. The ESPP permits participating eligible employees to purchase class A common stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount at the closing price of the Common Stock on the Nasdaq on the first day of the offering period. The Board may suspend or terminate the ESPP at any time to become effective immediately following the close of any offering period. As of December 31, 2021, there were 1,650,785 shares of common stock remaining authorized for issuance under the ESPP. The Company will recognize the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the period in which the employees will begin participating in the ESPP.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Holdings' 2015 Incentive Plan

Holdings' May 2015 equity incentive Plan (the “2015 Plan”) provided for the grant of options, Class C unit appreciation rights, restricted Class C units, unrestricted Class C unit awards and other equity awards to certain employees and officers. The exercise price of unit options granted under the 2015 Plan was equal to the fair market value of the Holdings’ members’ equity at the date of grant. Options vest and become exercisable incrementally over a 5-year and 4-year period, depending on the grant. The options also provided for accelerating vesting if there is a change in control as described in the Plan agreement. The options expire on the 10th anniversary of the grant date Outstanding awards under the 2017 Plan continue to be subject to the terms and conditions of the 2017 Plan.

Upon consummation of the Business Combination on December 27, 2021 (see Note 3), Holdings amended and restated its 2015 Plan and the holders of issued and outstanding equity of 2015 Plan received a combination of cash consideration, certain newly-issued membership units of Holdings and shares of newly-issued class B common stock of the Company, which have no economic value, but entitle the holder to one vote per issued share and were issued on a one-for-one basis for each Holdings Unit retained by the holder following the Merger. All incentive units available for grants under the 2015 Plan at the time of the consummation will be made available for new award grants under the 2021 Plan and no further awards will be granted under the 2015 Plan. As a result, all of the options, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction were assumed by the Company and converted into an option to purchase shares of class A common stock. Each converted options continue to have and be subject to substantially the same material terms and conditions as were applicable to such options under the 2015 Plan except that each converted option shall be exercisable for, and represent the right to acquire, that number of shares of Class A common stock equal to the product (rounded down to the nearest whole number) of (A) the number of Units subject to the converted option immediately before the merger effective time multiplied by (B) the equity award exchange Ratio at an exercise price per share equal to the quotient of (i) the exercise price per unit of such converted option immediately before the consummation of the Business Combination divided by (ii) the Equity Award Exchange Ratio (rounding the resulting exercise price up to the nearest whole cent). Except as specifically provided in the Business Combination Agreement, following the Business Combination, each exchanged option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Holdings 2015 Plan immediately prior to the consummation of the Business Combination. As a result of the modification, all of 9,778 options outstanding right before the Business Combination were recapitalized into 6,823,006 options of which 1,413,235 were settled and 5,409,771 remain outstanding at December 31, 2021. There was no incremental expense recognized since the options were recapitalized with terms consistent with prior awards and there were no incremental changes to fair value. There were a total of twelve grantees affected by the recapitalization.

Earnout Consideration

As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). There were a total of 657,160 shares subject to ASC 718, or 328,580 shares for each Phase since they were issued to the Company's employees.

Upon the transaction date, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there is no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award is considered to be immediately vested from a service perspective, and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expenses associated with the awards were accelerated and recognized on December 27, 2021. There were a total of 657,160 shares subject to Topic 718 or 328,580 shares per Phase with an intrinsic value of

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
$5,395 as of December 31, 2021. The Company recognized a total expense of $4,610 related to Earnouts in its consolidated statements of operations for the year ended December 31, 2021.

The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for these Earnouts:

Year Ended
12/27/2021
Valuation date share price	$9.95
Risk-free interest rate	0.98% - 1.12%
Expected volatility	57.92% - 58.88%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term	3 - 4 years

Holdings' Options Valuation

In the year ended 2021, Holdings granted no stock options, restricted stock units, or profits interests, and no awards were forfeited. Prior to the completion of the Business Combination the fair value of Holdings options was determined by using the Black-Scholes option valuation model based upon information available at the time of grant. The calculated value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which the Holdings believed the option will remain outstanding. This assumption was based upon the historical and expected behavior of the Holdings’ employees. Holdings had elected to use the calculated value method to account for the options it had issued. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. To determine volatility, the Holdings had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

The assumptions utilized to calculate the value of the options granted for the year ended December 31, 2020 and 2019, respectively, were as below:

	2020	2019
Expected term	1 year	1.25 years
Volatility	44.00%	30.00%
Risk-free rate	1.07%	2.36%
Expected dividends	0%	0%
Expected forfeiture rate	0%	0%

Stock Options activity

Upon consummation of the Business Combination, Holdings options were assumed by the Company and recapitalized. Because of the nature of the recapitalization in a Business Combination, the Company recalculated new fair values for the affected stock options and profits interest to preserve the total grant date fair value originally issued. All stock option activity was retroactively restated to reflect the exchanged options.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

The following table sets forth the options activity under the Holdings' equity plan which was assumed by the Company and recapitalized for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6,823,006	$1.15	5.4	$72,489
Granted	—	—	—	—
Exercised	1,413,235	$0.71		13,133
Outstanding at December 31, 2021	5,409,771	$1.27	4.1	37,542
Vested and expected to vest at December 31, 2021	5,409,771	$1.27	4.1	37,542
Exercisable at December 31, 2021	4,947,921	$0.91	3.9	36,104

The weighted average calculated grant date fair value per time-vested option granted during the years ended December 31, 2020 and 2019 were $6.36 and $4.31, respectively. The Company recognized approximately $1,310, $1,143, and $1,211 of compensation expense for the options in Selling, general and administrative expenses in the accompanying consolidated statements of operations in 2021, 2020, and 2019, respectively.

The number of options exercisable and vested as of December 31, 2021, 2020, and 2019 were 4,947,921, 5,894,922 and 5,128,908 respectively. The weighted average exercise price of options exercisable and vested is $1.26, $406.63, and $265.62 for years ended December 31, 2021, 2020, and 2019, respectively. The weighted average remaining contractual years term (years) per options exercisable as of December 31, 2021, 2020, and 2019 is 3.9, 4.9, and 5.7, respectively. Unrecognized compensation expense for the options of approximately $1,425 is expected to be recognized during the next three years.

Profits Interest
On May 11, 2017, the members of the Holdings executed a Limited Liability Company Agreement for an entity formed in 2016 titled CompoSecure Employee LLC. The purpose of the entity was to hold Operating Incentive units. In May 2017, the Company granted 1,320,765 incentive units with a profits interest hurdle of $232,232. No interests were granted during the period ended December 31, 2021. Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The total class B common stock outstanding were 1,236,027 as of December 31, 2021 with an aggregate intrinsic value of $10,843 .

The Company recognized approximately $193, $433, and $470 of compensation expense for the incentive units in Selling, general and administrative expenses in the accompanying consolidated statements of operations in 2021, 2020, and 2019, respectively. Unrecognized compensation expense for the incentive units of approximately $39 is expected to be recognized during the next one year.

10. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
employee contributions. Retirement plan expense for the years ended December 31, 2021, 2020, and 2019 was approximately $1,102, $1,030, and $943 respectively.

Deferred Compensation Plan
The Company has a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The Company made an initial contribution of $150 with an additional contribution of $0, $0, and $501 for years ended December 31, 2021, 2020, and 2019, respectively. The total liability was $242 and $1,534 at December 31, 2021 and 2020, respectively, and is recorded in other liabilities on the balance sheet. The Plan vests over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. Since plan inception $1,223 has vested of the recorded liability.

11. FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities Carried at Fair Value:
Public warrants	$—	$17,714	$—	$17,714
Private warrants	—	—	17,557	17,557
Earnout consideration	—	—	38,427	38,427
Derivative liability - redemption with make-whole provision	—	—	552	552

Warrant Liability

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities were remeasured at fair value upon business combination and subsequently at December 31, 2021, with changes in fair value presented within revaluation of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value of the warrants upon the business combination date using the Black Scholes Option Pricing Model. The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Warrant Liabilities
Assumed warrant liability upon business combination at December 27, 2021	38,756
Change in estimated fair value	(3,485)
Estimated fair value at December 31, 2021	35,271

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants as of December 31, 2021:

12/31/2021
Exercise Price	$11.50
Risk-free interest rate	1.26%
Expected volatility	33%
Expected dividends	0%
Expected term (years)	4.9 years
Common Stock market value	$8.21

The fair value of warrants has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in Earnout consideration based on the achievement of certain stock price thresholds. See also Note 9. Earnout Considerations held by Holdings' holders (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value in accordance with ASC 815-40-30-1. Subsequently, the liability for Earnouts will be remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815-40-35-4. The Company established the initial fair value for the earnouts at the closing date on December 27, 2021 using a Monte Carlo simulation model. Subsequently, the Company remeasured the fair value of the earnouts at December 31, 2021. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Fair value recognized upon business combination	(48,002)
Change in estimated fair value	9,575
Estimated fair value at December 31, 2021	$(38,427)

The following assumptions were used to determine the fair value of the Earnout considerations as of December 31, 2021:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

12/31/2021
Valuation date share price	$8.21
Risk-free interest rate	0.97% - 1.12%
Expected volatility	67.5%
Expected dividends	0%
Expected term (years)	3 - 4 years

The fair value of Earnouts has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

12. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Year Ended December 31,
	2021	2020	2019
Net sales by country
Domestic	$218,441	$213,982	$191,502
International	49,507	46,604	51,788
Total	$267,948	$260,586	$243,290

The Company’s principal direct customers as of December 31, 2021 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Two customers individually accounted for more than 10% of the Company’s revenue or 71.9% of total revenue for the year ended December 31, 2021. Two customers individually accounted for more than 10% of the Company’s revenue or 72.1% of total revenue for the year ended December 31, 2020. Three customers individually accounted for more than 10% of the Company’s revenue or 74.9% of total revenue for the year ended December 31, 2019. Two customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 66% as of December 31, 2021 and two customers individually accounted for 10% of total accounts receivable or 61% as of December 31, 2020, respectively.

The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2021. The Company primarily relied on four vendors that individually accounted for more than 9% of purchases of supplies for the year ended December 31, 2020.

13. INCOME TAXES

The Company recorded $857 for the tax benefit for the period from December 27, 2021 to December 31, 2021. No provisions/benefits were made for federal or state income taxes for the years ended December 31, 2020, and 2019 as prior to the Business Combination, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Income before the benefit for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2021	2020	2019
Income before income taxes	$82,557	$77,815	$81,473
Income before income taxes attributable to period subsequent to business combination for the year ended December 31, 2021	$12,206	—	—

The Company calculated income taxes on prorated income only for the days remaining subsequent to the Business Combination for the year ended December 31, 2021. The components of the benefit for income taxes for the year ended December 31, 2021 consisted of the following:

Year Ended December 31,
2021
Current:
Federal	$—
State	—
—
Deferred:
Federal	(856)
State	(1)
(857)
Total benefit from income taxes	$(857)

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2021 was as follows:

Year Ended December 31,
2021
U.S. federal statutory tax rate	21.00%
State taxes	0.03%
Valuation allowances	—
NCI adjustment	(18.53)%
Permanent differences	(3.35)%
Effective income tax rate	(0.85)%

The Company’s overall effective tax rate is affected primarily by the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

Provisions have been made for deferred taxes based on the differences between the basis of the assets and liabilities for financial statement purposes and the basis of the assets and liabilities for tax purposes using currently enacted tax rates and regulations that will be in effect when the differences are expected to be recovered or settled.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The components of the deferred tax assets were as follows:

December 31,
2021
Deferred Tax Assets:
Investment in Holdings	$29,102
Imputed Interest	623
Earnout consideration liability	970
Federal R&D Credit	—
Net operating loss carryforward	819
Total deferred tax assets	$31,514
valuation allowance	(5,864)
Total deferred tax assets net of valuation allowance	$25,650

The deferred taxes primarily result from the Business Combination where the Company recorded a carryover basis on all assets for financial accounting purposes and a fair value step-up on a portion of the assets for income tax purposes. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined that it was “more likely than not” that the Company’s deferred tax assets would not be fully realized. As of December 31, 2021, the Company determined that considering all of these factors, a $5,864 valuation allowance would be established. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The Company has net operating losses (“NOL”) of approximately $3,892 for federal purposes which do not expire; however, they are limited to 80% of taxable income. State NOL’s of approximately $8 which expire beginning in 2042. Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the year ended December 31, 2021. Additionally, there were no interest or penalties outstanding as of the fiscal year ended December 31, 2021.

14. EARNINGS PER SHARE

Basic net income per share has been computed by dividing net income attributable to class A common shareholders for the period subsequent to the business combination by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A common stock were computed by dividing net income available to CompoSecure, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. No earnings per share are presented for periods preceding the business combination as only the Class B common stock would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common stock do not participate in the Company's income or loss and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following table sets forth the computation of net income used to compute basic net income per share of Class A common stock for the year ended December 31, 2021. The basic and diluted earnings per share period for the year ended December 31, 2021, represents only the period from December 27, 2021 to December 31, 2021, which represents the period wherein we had outstanding Class A common stock.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Year Ended December 31,
2021
Basic and diluted:
Net income	$83,414
Less: Net income attributable to Holdings L.L.C. prior to business combination	(70,352)
Less: Net income attributable to non-controlling interest subsequent to business combination	450
Net income attributable to CompoSecure, Inc for period subsequent to business combination	$13,512
Plus: adjustment due to net effect of dilutive class B units, stock options and exchangeable notes to net income	(331)
Net income attributable to CompoSecure, Inc for period subsequent to business combination after adjustment	$13,181
Weighted average common shares outstanding used in computing net income per share—basic	14,930
Weighted average common shares outstanding used in computing net income per share—diluted	94,926
Net income per share—basic	$0.91
Net income per share—diluted	$0.14

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options, warrants, earnouts and exchangeable notes could have the most significant impact on diluted shares. Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts. The Company applied if-converted method for the convertible debt to calculate diluted earnings per share in accordance of ASU 2020-06.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

Year Ended December 31,
2021
Denominator:
Warrants	22,415
Earnout Shares	7,500

15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. See Note 2 for future minimum commitments under all non-cancelable operating leases.
Litigation
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. while the outcome of existing disputes and claims is uncertain, the Company does not expect that the resolution of existing disputes and claims would have a material adverse effect on its consolidated financial position or liquidity or the Company’s consolidated results of operations. Litigation expenses are expensed as incurred. During first

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
quarter of 2021, the Company received from a third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4,000 to $$11,000, plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and intends to vigorously oppose this claim, which may include legal proceedings. The Company has not accrued any amount as a component of accrued expense related to the notice of dispute as of December 31, 2021.

16. RELATED PARTY TRANSACTIONS
In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who is a Class B member of Holdings and who was then a member of Holdings' Board of Managers. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the years ended December 31, 2021, 2020, and 2019 amounted to $9,508, $6,724, and $9,232, respectively and were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of December 31, 2021, and December 31, 2020 related to this agreement amounted to $3,402 and $2,786.

In March 2021, the Company received from such third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4,000 to $11,000, plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and intends to vigorously oppose this claim, which may include legal proceedings. The Company has not accrued any amount as a component of accrued expense related to the notice of dispute as of December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of CompoSecure, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.
Item 11. Executive Compensation
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements and Financial Statement Schedules

See “Table of Contents to the Consolidated Financial Statement” in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated April 19, 2021, by and among the Roman DBDR Tech Acquisition Corp., Roman Parent Merger Sub, LLC, CompoSecure Holdings, L.L.C., and LLR Equity Partners IV, L.P. as Member Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on April 19, 2021).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2021, by and among the Roman DBDR Tech Acquisition Corp., Roman Parent Merger Sub, LLC, and CompoSecure Holdings, L.L.C. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on May 25, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of CompoSecure, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

3.2	Second Amended and Restated Bylaws of CompoSecure, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-249330), filed with the SEC on October 19, 2020).

4.2
Warrant Agreement, dated as of November 5, 2021, between Roman DBDR Tech Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 10, 2020).

4.3
Stockholders Agreement, dated as of December 27, 2021, by and among CompoSecure, Inc., Roman DBDR Tech Sponsor LLC and the other Stockholders (as defined therein) party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

4.4*	Description of the Registrant’s Securities

10.1
Letter Agreement, dated as of November 5, 2021, by and among Roman DBDR Tech Acquisition Corp. and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 10, 2020).

10.2
Amended and Restated Registration Rights Agreement, dated as of December 27, 2021, by and among CompoSecure, Inc., the LLR Investors (as defined therein), the CompoSecure Investors (as defined therein), the Founder Investors (as defined therein), and the Additional Investors (as defined therein) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.3
Tax Receivable Agreement, dated as of December 27, 2021, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and the TRA Parties (as defined therein) party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.4
Exchange Agreement, dated as of December 27, 2021, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and the holders of Class B Units of CompoSecure Holdings, L.L.C. party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.5
Second Amended and Restated Limited Liability Company Agreement, dated as of December 27, 2021, by and among CompoSecure Holdings, L.L.C., CompoSecure, Inc. and other Members (as defined therein) party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.6
Indenture, dated as of December 27, 2021, by and among CompoSecure Holdings, L.L.C., CompoSecure, Inc., the Guarantors (as defined therein) party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.7
Form of 7.00% Exchangeable Senior Note, due 2026 Note, of CompoSecure Holdings, L.L.C (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.8
Registration Rights Agreement, dated December 27, 2021 by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and the Investors (as defined therein) party thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.9
Third Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among CompoSecure, L.L.C., Arculus Holdings, L.L.C., CompoSecure Holdings, L.L.C., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.10+
CompoSecure, Inc. 2021 Incentive Equity Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.11+	CompoSecure, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.13+
Employment Agreement, dated as of December 27, 2021, by and between CompoSecure, L.L.C. and Jonathan Wilk (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.14+
Employment Agreement, dated as of December 27, 2021, by and between CompoSecure, L.L.C. and Timothy Fitzsimmons (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.15+
Employment Agreement, dated as of December 27, 2021, by and between CompoSecure, L.L.C. and Adam Lowe (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.16+
Employment Agreement, dated as of December 27, 2021, by and between CompoSecure, L.L.C. and Gregoire Maes (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.17+
Employment Agreement, dated as of December 13, 2021, by and between CompoSecure, L.L.C. and Amanda Gourbault (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.18
Industrial Building Lease, dated May 2, 2016, by and between FR JH 10, LLC and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.19
Lease of Improved Property, dated December 1, 2011, by and between Baker-Properties Limited Partnership and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.20
First Amendment to Lease of Improved Property, dated December 15, 2020, by and between Baker-Properties Limited Partnership and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.21††
Master Services Agreement, dated August 1, 2004, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.22
Amendment Number 1 to Master Services Agreement, dated July 31, 2016, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.23
Amendment Number 2 to Master Services Agreement, dated August 2, 2018, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.24
Amendment Number 3 to Master Services Agreement, dated January 1, 2019, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.25††
Amendment Number 4 to Master Services Agreement, dated July 1, 2019, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.26
Amendment Number 5 to Master Services Agreement, dated March 19, 2020, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.27††
Amendment Number 6 to Master Services Agreement, dated September 1, 2020, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.28††
Amendment Number 7 to Master Services Agreement, dated July 15, 2021, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.29††
Master Services Agreement, dated January 4, 2008, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.30
Amendment to Master Services Agreement, dated May 1, 2014, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.31
Amendment 2 to Master Services Agreement, dated June 6, 2019, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.32††
Amendment 3 to Master Services Agreement, dated October 7, 2019, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.33
Promissory Note, dated August 28, 2020, issued by Roman DBDR Tech Acquisition Corp.to Roman DBDR Tech Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-249330), filed with the SEC on October 5, 2021).

10.34*	CompoSecure, Inc. Amended and Restated Equity Incentive Plan

16.1	Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-39687) filed with the SEC on December 29, 2021).

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††
The Company has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompoSecure, Inc.

By: /s/ Jonathan Wilk
Jonathan Wilk
President and Chief Executive Officer

Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Wilk Jonathan Wilk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022

/s/ Timothy Fitzsimmons Timothy Fitzsimmons	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2022

/s/ Mitchell Hollin Mitchell Hollin	Chairman of the Board of Directors	March 14, 2022

/s/ Michele Logan Michele Logan	Director	March 14, 2022

/s/ Donald G. Basile Donald G. Basile	Director	March 14, 2022

/s/ Niloofar Razi Howe Niloofar Razi Howe	Director	March 14, 2022

/s/ Brian F. Hughes Brian F. Hughes	Director	March 14, 2022

/s/ Jane J. Thompson Jane J. Thompson	Director	March 14, 2022