Form 10-Q
period 2022-03-31
CompoSecure, Inc.
filed 2022-05-10
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39687

CompoSecure, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2749902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
309 Pierce St.
Somerset, NJ 08873
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2022, there were approximately 14,997,107 shares of the shares of the registrant's Class A common stock outstanding and 61,086,800 shares of the registrant's Class B common stock outstanding.

COMPOSECURE HOLDINGS, INC.

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

“Common Stock” means our Class A Common Stock and Class B Common Stock.

“Cryptocurrency” means any Digital Asset that uses cryptographic technologies to maintain its operation as a currency or decentralized lication, such as Bitcoin, Bitcoin Cash and Ethereum, that is secured using Blockchain encryption technologies, and includes stablecoins and tokens.

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

“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of April 19, 2021, by and among Roman DBDR, Holdings, Roman Parent Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Roman DBDR and LLR Equity Partners IV, L.P., a Delaware limited partnership, as subsequently amended by that certain First Amendment to the Merger Agreement, dated as of May 25, 2021.

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

“Resale Warrants” refers to the warrants to purchase up to 10,837,400 shares of Class A Common Stock of the Company originally issued in a private placement in connection with the initial public offering of Roman DBDR and registered for resale pursuant to our registration statement on Form S-1 (File No. 333-262341).

“Roman Sponsor” means Roman DBDR Tech Sponsor LLC, a Delaware limited liability company.

“Roman DBDR” means Roman DBDR Tech Acquisition Corp, a Delaware corporation and the name of the company prior to the Business Combination.

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,478	$21,944
Accounts receivable, net	38,584	27,925
Inventories	27,198	25,806
Prepaid expenses and other current assets	7,019	2,596
Total current assets	88,279	78,271

Property and equipment, net	21,246	22,177
Right of use asset, net	4,979	5,246
Deferred tax asset	24,941	25,650
Derivative asset - interest rate swap	4,036	—
Deposits and other assets	10	10
Total assets	$143,491	$131,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$14,063	$12,500
Current portion of lease liabilities	1,134	1,119
Accounts payable	4,810	7,058
Accrued expenses	16,642	13,220
Issuance costs payable	—	23,107
Bonus payable	1,737	3,512
Total current liabilities	38,386	60,516

Long-term debt, net of deferred finance costs	228,954	233,132
Convertible notes	127,008	126,897
Derivative liability - convertible notes redemption make-whole provision	800	552
Warrant liability	36,695	35,271
Line of credit	25,000	15,000
Lease liabilities	4,421	4,709
Tax receivable agreement liability	24,500	24,500
Earnout consideration liability	34,320	38,427
Total liabilities	520,084	539,004

Commitments and contingencies (Note 14)

Redeemable non-controlling interest	608,311	608,311

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 14,954,982 and 14,929,982 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 61,136,800 shares issued and outstanding as of March 31, 2022 and December 31, 2021	6	6
Additional paid-in capital	12,541	12,261
Accumulated other comprehensive income	3,869	—
Accumulated deficit	(1,001,321)	(1,028,229)
Total Stockholders' deficit	(984,904)	(1,015,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143,491	$131,354
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$84,183	$63,722
Cost of sales	35,424	29,406
Gross profit	48,759	34,316
Operating expenses:
General and administrative expenses	17,715	8,057
Selling expenses	1,062	—
Income from operations	29,982	26,259

Other income (expense):
Revaluation of warrant liability	(1,424)	—
Revaluation of earnout consideration liability	4,107	—
Change in fair value of derivative liability - convertible notes redemption make-whole provision	(248)	—
Interest expense, net	(4,334)	(2,643)
Amortization of deferred financing costs	(632)	(394)
Total other expenses, net	(2,531)	(3,037)
Income before income taxes	27,451	23,222
Provision for income taxes	(543)	—
Net income	$26,908	$23,222

Net income attributable to redeemable non-controlling interests	$22,167	$—
Net income attributable to CompoSecure, Inc.	$4,741	$23,222

Net income per share attributable to Class A common stockholders - basic	$0.32	n/a
Net income per share attributable to Class A common stockholders - diluted	$0.16	n/a

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	14,934	n/a
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	32,265	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$26,908	$23,222
Other comprehensive income, net:
Unrealized gain on derivative - interest rate swap (net of tax of $167)	3,869	—
Total other comprehensive income, net	3,869	—
Comprehensive income	$30,777	$23,222
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—	—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—	—	1,006	—
Net income	—	—	—	—	—	—	4,741	4,741	22,167
Restricted stock units issued pursuant to equity-based plans	25,000	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	3,869	—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	22,167	22,167	(22,167)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869	$(1,001,321)	$(984,904)	$608,311

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2020	—	$—	61,136,800	$6	$6,148	$—	$(198,708)	$(192,554)	$—
Distributions	—	—	—	—	—	—	(3,276)	(3,276)	—
Stock-based compensation	—	—	—	—	441	—	—	441	—
Net income	—	—	—	—	—	—	23,222	23,222	—
Balance as of March 31, 2021	—	$—	61,136,800	$6	$6,589	$—	$(178,762)	$(172,167)	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$26,908	$23,222
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	2,349	2,585
Stock-based compensation expense	1,006	441
Amortization of deferred finance costs	620	386
Change in fair value of earnout consideration liability	(4,107)	—
Revaluation of warrant liability	1,424	—
Change in fair value of derivative liability	248	—
Deferred tax expense	543	—
Changes in assets and liabilities
Accounts receivable	(10,659)	(16,677)
Inventories	(1,392)	(859)
Prepaid expenses and other assets	(4,423)	(377)
Deposits and other assets	—	(896)
Accounts payable	(2,248)	2,483
Accrued expenses	3,422	(4,381)
Other liabilities	(1,782)	178
Net cash provided by operating activities	11,909	6,105

Cash flows from investing activities:
Acquisition of property and equipment	(1,417)	(275)
Net cash used in investing activities	(1,417)	(275)

Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payment of line of credit	—	(5,000)
Payment of term loan	(3,125)	(6,000)
Distributions	—	(3,276)
Payment of issuance costs related to business combination	(23,833)	—
Net cash used in financing activities	(16,958)	(14,276)

Net decrease in cash and cash equivalents	(6,466)	(8,446)

Cash and cash equivalents, beginning of period	21,944	13,422

Cash and cash equivalents, end of period	$15,478	$4,976

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$4,734	$2,643
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$4,036	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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

On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was effected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The Business Combination was accounted for as a reverse recapitalization and treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR were stated at historical cost, with no goodwill or other intangible assets recorded. While Roman DBDR was the legal acquirer in the Business Combination, because Holdings was deemed the accounting acquirer, the historical financial statements of Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Holdings prior to the Business Combination; (ii) the combined results of the Company and Holdings following the closing of the Business Combination; (iii) the assets and liabilities of Holdings at their historical cost; and (iv) the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Company’s equity structure for all periods presented. In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Holdings' equity holders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Holdings' common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
COVID-19
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
Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the exchangeable notes, which are marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of March 31, 2022 or December 31, 2021.
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
Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates, and returns.
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
Segment Information
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
Recent Accounting Pronouncements – Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently amended by ASU 2019-04 and ASU 2019-05 which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This new standard amends the current guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. Expected credit losses are determined on the basis of how long a receivable has been outstanding (e.g., under 30 days, 31–60 days) as each customer has its own specific term. This method is used to estimate the allowance for bad debts on trade receivables. A trade receivable is considered past due when its past due one day over its specific payment term. The Company determines the write-offs of the allowance on a customer by customer approach. The Company has not experienced any significant write-offs in the past. The ASU is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Recent Accounting Pronouncements – Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. However, it cannot be applied to contract modifications that occur after December 31, 2022. LIBOR was expected to be phased out at the end 2021. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our consolidated financial statements prior to adoption.
3. INVENTORIES
The major classes of inventories were as follows:

	March 31, 2022	December 31, 2021
Raw materials	$28,550	$27,474
Work in process	1,359	582
Finished goods	703	363
Inventory reserve	(3,414)	(2,613)
	$27,198	$25,806
The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	March 31, 2022	December 31, 2021
Machinery and equipment	5 - 10 years	$59,528	$59,437
Furniture and fixtures	3 - 5 years	987	955
Computer equipment	3 - 5 years	936	925
Leasehold improvements	Shorter of lease term or estimated useful life	11,578	11,358
Vehicles	5 years	264	264
Software	1 - 3 years	2,889	2,889
Construction in progress		2,048	985
Total		78,230	76,813
Less: Accumulated depreciation and amortization		(56,984)	(54,636)
Property and equipment, net		$21,246	$22,177
Depreciation and amortization expense on property and equipment was $2,349 and $2,585 for the three months ended March 31, 2022 and 2021, respectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
5. DEBT
Exchangeable Senior Notes

On April 19, 2021, concurrent with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings, and the trustee under the Indenture. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. The Exchangeable Notes mature in five years on December 27, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A common stock.

After the three-year anniversary of the Closing Date, the Exchangeable Notes will be redeemable at any time and from time to time by the Company, in whole or in part, (i) if the Last Reported Sale Price of the Class A common stock exceeds 130% of the exchange price as defined in Indenture then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) so long as a registration statement registering the resale of all Exchange Shares is effective and available for use by holders of
Exchangeable Notes during the entirety of the period from and including the date notice of redemption is given to and including the date of redemption. The notice period for any redemption will be no less than 30 scheduled trading days. The redemption price in any such redemption shall be equal to (a) 100% of the principal amount of the Exchangeable Notes to be redeemed, plus (b) accrued and unpaid interest to, but excluding, the redemption date. The redemption price is payable in cash.

Per the terms of the Indenture, holders of Exchangeable Notes in connection with any such redemption will receive a make-whole payment equal to the aggregate dollar value of all interest payable from the date the Company delivers notice of such redemption through the maturity of the Exchangeable Notes. The redemption Make-Whole Amount is payable, at the Company’s option, in cash or through an increase in the exchange rate then applicable to the Exchangeable Notes by an amount equal to (i) the redemption Make-Whole Amount divided by (ii) the five day Volume Weighed Average Price ("VWAP") with regard to the Class A common stock during the five trading period beginning on the trading day immediately following the notice of redemption.
Holders of Exchangeable Notes may exchange their notes in whole or in part, at any time or from time to time, for shares of the Company’s Class A common stock, par value $0.0001 per share up, to a maximum exchange rate of 99.9999 shares per $1,000 principal amount after adjustments as defined in the indenture.

The Exchangeable Notes contain customary anti-dilution adjustments, taking into account the agreed terms in the Indenture. To avoid doubt, among other customary adjustments, this includes anti-dilution protections for dividends and distributions of the Company's capital stock, assets and indebtedness. Per the terms of the Indenture, the following are the anti-dilution adjustments of the Exchange Rate:

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
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

d.If any cash dividend or distribution is made to all or substantially all holders of the common stock;

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

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, the Exchange Rate will be adjusted per the adjustment table included in the Indenture. If a fundamental change occurs at any time prior to the maturity date, each holder shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest thereon. There is no make-whole payment associated with a fundamental change redemption.

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

The Indenture contains customary terms and covenants and events of default. Upon an event of default as defined in the Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Exchangeable Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Exchangeable Notes to be due and payable immediately, and upon any such declaration, the same shall become and shall automatically be immediately due and payable. Upon an event of default in the payment of interest, the Company may elect the sole remedy to be the payment of additional interest of 0.25% for the first 90 days after the occurrence of such an event of default and 0.50% for day s 91-180 after the occurrence of such an event of default.

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability for the quarter ended March 31,

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
2022 and determined that the fair value of the derivative liability was $800 representing a change of $248 that is recognized in the consolidated statement of operations.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended March 31, 2022, the Company recognized $2,354 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

In connection with the issuance of the Exchangeable Notes, the Company incurred approximately $2,600 of debt issuance costs, which primarily consisted of underwriting fees, and allocated these costs to the liability component and recorded as a reduction in the carrying amount of the debt liability on the balance sheet. The portion allocated to the Exchangeable Notes is amortized to interest expense over the expected term of the Exchangeable Notes using the effective interest method.
Term Loan

On July 26, 2016, the Company entered into a $120,000 credit facility with JP Morgan Chase (“JPMC”) acting as the lending agent (“2016 Credit Facility”).

In July 2019, the Company amended its 2016 Credit Facility with JPMC, increasing the maximum aggregate amount available under the revolver to $60,000 and the amount of the term loan to $140,000. In addition, the maturity dates of both the revolver and term loan were amended to July 2, 2022. This amendment was accounted for as a modification and approximately $1,065 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
In November 2020, the Company entered into a new agreement with JPMC to refinance its July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification were capitalized as debt issuance costs. In connection with the amendment, the prior outstanding balance were paid-off. Further, one of the lenders in the original agreement did not participate in the amended debt agreement. As such, the balance related to that lender was written off by the Company.
In December 2021, the Company entered into a new agreement with JPMC to refinance its then existing November 2020 credit facility, increasing the maximum aggregate amount available under the term loan to $250,000 bringing total credit facility to $310,000. In addition, the maturity dates of both the revolver and term loan were amended to December 16, 2025. This amendment was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 2.00% or for portions of the debt converted to Euro Loans the quoted LIBOR rate plus the applicable margin of 3.00%. At March 31, 2022 and 2021, the effective interest rate on the Revolver and Term Loan was 3.65% and 4.36% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.40% on the unused portion of the $60 million Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $3,011 and $3,037 of interest expense related to the Revolver and the Term Loan for the three months ended March 31, 2022 and 2021, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At March 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
As of March 31, 2022 and December 31, 2021, there were $25,000 and $15,000 balances outstanding on the Revolver. At March 31, 2022, there was $35,000 of availability for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	March 31, 2022	December 31, 2021
Total debt	$376,875	$380,000
Less: current portion of term loan (scheduled payments)	(14,063)	(12,500)
Less: deferred financing costs, net	(6,850)	(7,471)
Total long-term debt	$355,962	$360,029
Derivative liability - redemption with make-whole provision	$800	$552
The maturity of all the borrowings facilities is as follows:

Remainder of 2022	$9,375
2023	18,750
2024	18,750
2025	200,000
2026	130,000
Total debt	$376,875
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At March 31, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $4,036 at March 31, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements.
6. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amended the guidance in former ASC Topic 840,  Leases. The Company adopted the new lease guidance effective January 1, 2021 using the modified retrospective transition approach , applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2021. The Company elected the package of practical expedients which permits to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change the Company’s previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $6,298 and lease liabilities of $6,875. The difference between the ROU assets and the lease liabilities were primarily due to unamortized lease incentive and deferred rent related to the Company’s operating leases at December 31, 2020.
The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilized its incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2021 adoption date. The Company utilized a synthetic credit rating model including fundamental analysis per S&P Global Market Intelligence. The Company then utilized the Bloomberg BVAL Pricing Source to determine the option-adjusted spread and added the United States Treasury Constant Maturity for the applicable terms to determine the term structure of the IBR. Based on these calculations, the Company determined applicable discount rates for various points along the yield curve as of January 1, 2021. As a reasonableness check for the yield curve, the Company considered its revolving credit agreement amendment on November 5, 2020, which extended the term of the agreement through November 5, 2023. The base interest rate on the loan was calculated as LIBOR plus 300 bps which approximates 3.4%. This rate was generally consistent with the yield curve derived, thus the Company determined that the yield curve was appropriate for determining the discount rates for its leases. The Company then interpolated the discount rates in the yield curve to determine the discount rate for each of its existing leases at January 1, 2021.
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
Operating Leases
The Company, through its wholly-owned subsidiary Holdings, leases certain office space and manufacturing space under arrangements currently classified as operating leases under ASC 842. The Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Most leases include one or more options to renew, with renewal options ranging from 1 to 5 years. The exercise of lease renewal options is at the Company’s sole discretion.
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
Effective August 1, 2014, the Company entered into a 4-year lease for additional office and manufacturing space in Somerset, New Jersey terminating on July 31, 2018. The lease contains escalating rental payments. The Company has the option to extend the term for two periods of two years each. The Company amended its lease agreement to exercise both renewal options with the last one exercised in 2020, for additional three years expiring on August 31, 2023. The base rent is currently approximately $106 per year, which reflects an annual 3% escalation factor.
Effective June 16, 2016, the Company entered into a 10-year lease for a new facility. The lease contains escalating rental payments and terminates on September 30, 2026. The agreement also provides for a renewal option at a fixed rate. The base rent is currently approximately $825 per year, which reflects an annual 3% escalation factor.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company’s leases have remaining lease terms of 1 to 5 years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Two of the leases include the early termination option in the lease term, however, it was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain it will not terminate the leases prior to the termination date.
The weighted-average remaining lease term for the operating leases was 4.6 years at March 31, 2022. The weighted-average discount rate was 3.74% at March 31, 2022.
ROU assets and lease liabilities related to the operating leases are as follows:

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$4,979	$5,246
Current lease liabilities	Current portion of lease liabilities	1,134	1,119
Non-current lease liabilities	Non-current portion of lease liabilities	4,421	4,709
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Operating lease cost	$319	$319
Variable lease cost	139	125
Total lease cost	$458	$444
Future minimum commitments under all non-cancelable operating leases are as follows:

2022 (excluding the three months ended March 31, 2022)	$975
2023	1,298
2024	1,263
2025	1,302
2026	1,096
Later years	97
Total lease payments	6,031
Less: Imputed interest	(476)
Present value of lease liabilities	$5,555
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three-month period ended March 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$325
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
7. EQUITY STRUCTURE
Shares Authorized

As of March 31, 2022, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of March 31, 2022, there were 14,954,982 shares of Class A Common Stock issued and outstanding, 61,136,800 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of March 31, 2022, the Company had 10,837,400 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of March 31, 2022, the Company had 11,578,000 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of March 31, 2022 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $608,311 on March 31, 2022. The redemption value was calculated by multiplying the 61,136,800 Class B Units by the $9.95 trading price of our Class A common stock on December 27, 2021.
8. STOCK-BASED COMPENSATION
The following table summarizes share-based compensation expense included in general and administrative expenses within the consolidated statements of operations:

	Three-month period ended March 31, 2022	Three-month period ended March 31, 2021
Stock option expense	$346	$335
Restricted stock unit expense	631	—
Incentive units	29	106
Total stock-based compensation expense	$1,006	$441

The following table sets forth the stock compensation activity under the Holdings' equity plan, which was assumed by the Company, for three months period ended March 31, 2022:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	5,409,771	$1.27	4.1	$37,542
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	5,409,771	$1.27	4.1	$34,187
Vested and expected to vest at March 31, 2022	5,409,771	$1.27	5.1	$34,187
Exercisable at March 31, 2022	5,040,526	$0.98	3.7	$33,327

Restricted Stock and Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2022	—
Granted	4,036,403
Vested	(25,000)
Forfeited	—
Nonvested at March 31, 2022	4,011,403
Earnouts

Number of Shares
Outstanding at January 1, 2022	657,160
Granted	—
Vested	—
Forfeited	—
Nonvested at March 31, 2022	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The incentive units converted into class B common stock outstanding were 1,236,027 as of March 31, 2022.
Unrecognized compensation cost for unvested stock options, restricted stock awards, incentive units and performance stock units as of March 31, 2022 totaled $31,137, and is expected to be recognized over a weighted average period of approximately 3.16 years.
9. RETIREMENT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
contributions. Retirement plan expense for the three months ended March 31, 2022 and 2021 was approximately $428 and $303, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The Company made an initial contribution of $150 with additional contributions of $0 for the three months ended March 31, 2022 and 2021. The total liability was $242 at March 31, 2022 and December 31, 2021 and was recorded in liabilities on the consolidated balance sheet. Contributions to the Plan vest over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. Since plan inception $1,413 has vested.

10. FAIR VALUE MEASUREMENTS

The Company determines fair value in accordance with ASC 820 which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (i.e. Level 1) to estimates determined using significant unobservable inputs (i.e. Level 3). The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$4,036	$4,036
Liabilities Carried at Fair Value:
Public warrants	17,946	—	—	17,946
Private warrants	—	—	18,749	18,749
Earnout consideration	—	—	34,320	34,320
Derivative liability - redemption with make-whole provision	—	—	800	800
December 31, 2021
Liabilities Carried at Fair Value:
Public warrants	$17,714	$—	$—	17,714
Private warrants	—	—	17,557	17,557
Earnout consideration	—	—	38,427	38,427
Derivative liability - redemption with make-whole provision	—	—	552	552

The following tables present additional information about assets and liabilities remeasured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Derivative asset - interest rate swap

Derivative asset - interest rate swap
Balance at December 31, 2021	$—
Fair value recognized upon interest rate swap agreement	4,036
Estimated fair value at March 31, 2022	$4,036
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. At March 31, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $4,036 at March 31, 2022. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s consolidated financial statements. The fair value of interest rate swap has been classified as a Level 3 asset as its valuation requires estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
liabilities were remeasured at March 31, 2022, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2021	$35,271
Change in estimated fair value	1,424
Estimated fair value at March 31, 2022	$36,695

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants as of March 31, 2022:

March 31, 2022
Exercise Price	$11.50
Risk-free interest rate	2.42%
Expected volatility	38%
Expected dividends	0%
Expected term (years)	4.7 years
Common Stock market value	$7.59

The fair value of private warrants has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in Earnout consideration based on the achievement of certain stock price thresholds. Earnout Considerations held by Holdings' holders (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value in accordance with ASC 815-40-30-1. The liability for Earnouts are remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815. The Company established the initial fair value for the earnouts at the closing date on December 27, 2021 using a Monte Carlo simulation model. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2021	$38,427
Change in estimated fair value	(4,107)
Estimated fair value at March 31, 2022	$34,320

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the Earnout considerations as of March 31, 2022:

March 31, 2022
Valuation date share price	$7.59
Risk-free interest rate	2.41% - 2.44%%
Expected volatility	70.0%
Expected dividends	0%
Expected term (years)	2.7 - 3.7 years

The fair value of Earnouts has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended March 31,
	2022	2021
Net sales by region:
Domestic	$62,381	$55,868
International	21,802	7,854
Total	$84,183	$63,722
The Company’s principal direct customers as of March 31, 2022 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Two customers individually accounted for more than 10% of the Company’s revenue or 64.9%, combined, of total revenue for the three months ended March 31, 2022. Two customers individually accounted for more than 10% of the Company’s revenue or 77.1%, combined, of total revenue for the three months ended March 31, 2021. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 95% and two customers individually accounted for more than 10% or 66% of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively.
The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2022. Purchases of supplies from this vendor totaled approximately 11% of total purchases for the three months ended March 31, 2022. The Company primarily relied on four vendors that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2021 or approximately 68% of total purchases for the three months ended March 31, 2021.

12. INCOME TAXES

The Company recorded an income tax provision of $543 for the quarter ended March 31, 2022. No provisions or benefits were made for federal or state income taxes for the quarter ended March 31, 2021 as prior to the Business Combination completed on December 27, 2021, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2018 are no longer subject to examination by tax authorities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 1.98% for the quarter ended March 31, 2022. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.

13. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the quarter ended March 31, 2022. No earnings per share are presented for the quarter ended March 31, 2021 as only the Class B common stock would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common stock do not participate in the Company's income or loss and are therefore not participating securities.

Three-month period ended March 31, 2022
Basic and diluted:
Net income	$26,908
Less: Net income attributable to non-controlling interest	(22,167)
Net income attributable to Class A Common Stockholders	$4,741
Plus: adjustment due to net effect of stock options and exchangeable notes to net income	352
Net income attributable to Class A Common Stockholders after adjustment	$5,093
Weighted average common shares outstanding used in computing net income per share—basic (in thousands)	14,934
Plus: net effect of dilutive stock options and exchangeable notes (in thousands)	17,331
Weighted average common shares outstanding used in computing net income per share—diluted (in thousands)	32,265
Net income per share—basic	$0.32
Net income per share—diluted	$0.16

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts. The Company applied the if-converted method for the convertible debt to calculate diluted earnings per share in accordance of ASU 2020-06.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

Three-month period ended March 31, 2022
Potentially dilutive securities:
Warrants	22,415,400
Class B shares	61,136,800
Earnout consideration shares	7,500,000
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. See Note 6 for future minimum commitments under all non-cancelable operating leases.
Litigation
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. While the outcome of existing disputes and claims is uncertain, the Company does not expect that the resolution of existing disputes and claims would have a material adverse effect on its consolidated financial position or liquidity or the Company’s consolidated results of operations and cash flows. Litigation costs are expensed as incurred.

In February 2021, the Company received from a third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4,000 to $11,000, plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and intends to vigorously oppose this claim, which may include legal proceedings. The Company has not accrued any amount as a component of accrued expense related to the notice of dispute as of March 31, 2022.
15. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who is a Class B shareholder of Holdings and who was then a member of Holdings' Board of Managers. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the years ended March 31, 2022 and 2021 amounted to $2,802 and $2,811, respectively, and were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of March 31, 2022 and December 31, 2021 related to this agreement amounted to $4,399 and $3,402, respectively. In March 2021, the Company received from such third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers. See Note 14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
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
Impact of COVID-19 Pandemic
In response to the COVID-19 pandemic, during 2020 and continuing in 2021 and 2022, the Company established policies and protocols to address safety considerations. The Company is in frequent dialogue with key stakeholders to assess health and safety conditions across all of its facilities and to have robust procedures in place to protect the well-being of its employees, such as controls for building access, strict physical distancing measures and enhanced cleaning processes. The Company’s systems and infrastructure have continued to support its business operations. The Company has maintained regular and active communication across senior management, and has ongoing dialogues with its vendors to ensure they continue to meet the Company’s criteria for business continuity. While the Company has managed to avoid significant supply chain issues due to COVID-19, managing supply chain continues to be important in 2022.

The resurgence in the spread of COVID-19 toward the end of 2020 and into 2022 has created greater uncertainty regarding the economic outlook for the near term, even as vaccines were distributed on a large scale in an effort to control the pandemic. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.
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
Operating Expenses
The Company’s operating expenses primarily comprised selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.
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
Other Expense, net
Other expense consists primarily of the Company’s interest expense net of interest income.
Net Income
Net income consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Factors Affecting the Company’s Operating Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed in this Quarterly Report on Form 10-Q, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Results of Operations
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$84,183	$63,722	$20,461	32%
Cost of sales	35,424	29,406	6,018	20%
Gross profit	48,759	34,316	14,443	42%
Operating expenses	18,777	8,057	10,720	133%
Income from operations	29,982	26,259	3,723	14%
Other expenses, net	(2,531)	(3,037)	506	(17)%
Income before income taxes	27,451	23,222	4,229	18%
Provision for income taxes	(543)	—	(543)	100%
Net income	26,908	23,222	3,686	16%
Net income attributable to redeemable non-controlling interests	22,167	—	22,167	100%
Net income attributable to CompoSecure, Inc	$4,741	$23,222	$(18,481)	(80)%

	Three Months Ended March 31,
	2022	2021
Gross Margin	58%	54%
Operating margin	36%	41%
Net Sales

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$62,381	$55,868	$6,513	12%
International	21,802	7,854	13,948	178%
Total	$84,183	$63,722	$20,461	32%
The Company’s net sales for the quarter ended March 31, 2022 increased $20.5 million, or 32%, to $84.2 million compared to $63.7 million for the quarter ended March 31, 2021. The increase in net sales was due to a 12% increase in domestic sales and a 178% increase in international sales. This was due to higher growing demand for its products throughout the quarter ended March 31, 2022 as we continue to emerge from the adverse impact from the COVID-19 pandemic compared to the quarter ended March 31, 2021. The increase in international sales was due to increased demand in the FinTech market segment.
Domestic: The Company’s domestic net sales for the quarter ended March 31, 2022 increased $6.5 million, or 12%, to $62.4 million compared to $55.9 million for the quarter ended March 31, 2021. This was primarily due to continued higher demand for the Company's products that began primarily in the second half of the year ended December 31, 2021. This was primarily due to higher customer acquisition by the Company’s clients as they continue to emerge from the adverse impact from the COVID-19 pandemic compared to the quarter ended March 31, 2021.
International: The Company’s international net sales for the quarter ended March 31, 2022 increased $13.9 million, or 178%, to $21.8 million compared to $7.9 million for the quarter ended March 31, 2021. This was primarily driven by our efforts to grow our international distributor channels and the increase in demand in the FinTech market segment.

In addition, the following table presents the Company’s net sales for the three months ended March 31, 2022 compared to December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands)
Net sales	$84,183	$75,300	$8,883	12%
Gross Profit and Gross Margin
The Company’s gross profit for the quarter ended March 31, 2022 increased $14.4 million, or 42%, to $48.8 million compared to $34.3 million for the quarter ended March 31, 2021. The gross profit margin percentage increased from 54% to 58% reflecting an improvement of approximately 4 points. The gross margin improvement in the quarter ended March 31, 2022 resulted primarily from favorable product mix and improvement in production yields which was primarily driven by improvements in manufacturing processes compared to the quarter ended March 31, 2021.
Operating Expenses
The Company’s operating expenses for the quarter ended March 31, 2022 increased $10.7 million compared to the quarter ended March 31, 2021. This was due to increases in bonuses and commissions of $1.7 million, marketing and professional fee expenses of $4.7 million, increased insurance expense of $1.3 million, various sales related taxes of $0.6 million and an overall increase in utilities, supplies and various other costs of $2.4 million due to the growth in business.
Income from Operations and Operating Margin
During the quarter ended March 31, 2022, the Company had income from operations of $29.7 million compared to income of $26.3 million for the quarter ended March 31, 2021. Its operating margins for the quarter ended March 31, 2022 decreased to 36% compared to 41% for the quarter ended March 31, 2021. The decrease in operating margin percentage was primarily due to the noted increase in operating expenses.
Other Expenses (net)
Interest expense for the quarter ended March 31, 2022 increased $1.9 million, or 64%, to $5.0 million compared to $3.0 million for the quarter ended March 31, 2021. The additional interest expense resulted primarily from the issuance of convertible debt in December 2021 resulting in an increase in outstanding debt during the quarter ended March 31, 2022. Additionally, other expense increased due to the change in fair value of warrant liabilities of $1.4 million, and derivative liability of $0.2 million, partially offset by a favorable change in fair value of $4.1 million in earnout consideration liability. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the quarter ended March 31, 2022 was $26.9 million, compared to net income of $23.2 million for the quarter ended March 31, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix and favorable change in fair value of $4.1 million in earnout consideration liability, partially offset by increases in operating expenses as a result of the higher sales volume, change in fair value of warrant liabilities of $1.4 million and costs related to Arculus.

Use of Non-GAAP Financial Measures
This Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA and Adjusted EBITDA are useful to investors in evaluating the Company’s financial performance. The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA and Adjusted EBITDA should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies. The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$26,908	$23,222
Add:
Depreciation and amortization	2,349	2,585
Interest expense, net	4,966	3,037
Taxes	543	—
EBITDA	$34,766	$28,844
Stock-based compensation expense	1,006	441
Mark to market adjustments, net (1)	(2,435)	—
Adjusted EBITDA	$33,337	$29,285
(1)Includes the changes in fair value of warrant liability, derivative liability and earnout consideration liability for the quarter ended March 31, 2022.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

New Accounting Pronouncements
Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan, revolving credit facility and exchangeable notes. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).

As of March 31, 2022, the Company had cash and cash equivalents of $15.5 million and debt principal outstanding of $402.0 million. As of December 31, 2021, the Company had cash and cash equivalents of $21.9 million and total debt principal outstanding of $395.0 million.
The Company believes that cash flows from its operations and available cash and cash equivalents are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10Q. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

At March 31, 2022, there was $402.0 million of total debt outstanding under the Company’s existing credit facilities which included the term loan (the “2021 Credit Facility”) and issuance of exchangeable notes. The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $35.0 million was available for borrowing as of March 31, 2022. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $35.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the credit facility agreement. As of March 31, 2022, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.

Interest rates for the 2021 Credit Facility are calculated as the fluctuating bank prime rate plus the applicable margin of 2.0% or, for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.0%. The Company must also pay an annual commitment fee of 0.40% on the unused portion of the $60.0 million revolving loan commitment. As of March 31, 2022, the effective interest rate on the Company’s 2021 Credit Facility was 3.65%.
The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company did not have a required excess cash flow payment related to 2021 Credit Facility, and the Company was in compliance with all covenants as of March 31, 2022. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.
On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per year, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 27, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. Additional interest may be payable as set forth in the Indenture. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.

Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the quarter ended March 31, 2022 was $11.9 million compared to cash provided by its operating activities of $6.1 million during the quarter ended March 31, 2021. The increase in cash provided by operating activities of $5.8 million was primarily attributable to an increase in net income of $3.7 million, depreciation and amortization expense of $2.3 million, equity compensation expense of $1.0 million, amortization of deferred financing costs of $0.6 million and deferred tax expense of $0.5 million. This was partially offset by changes in working capital of $17.1 million and mark to market fair value net changes of $2.4 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the quarter ended March 31, 2022 was $1.4 million, primarily relating to capital expenditures compared to cash used in investing activities for the quarter ended March 31, 2021 of $0.3 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the quarter ended March 31, 2022 was $16.9 million compared to cash used in the Company's financing activities for the quarter ended March 31, 2021 of $14.3 million. Cash used in financing activities for the quarter ended March 31, 2022, primarily related to payment of issuance costs related to the Business Combination of $23.8 million, and repayment of scheduled principal payments of term loan of $3.1 million, partially offset by cash drawn under the 2021 Credit Facility of $10.0 million. Cash used for the quarter ended March 31, 2021, primarily related to distributions to then equity holders and repayments of debt related to the Company’s prior Credit Facility.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 2 and 7 of our Annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of March 31, 2022, the Company had inventory-related purchase commitments totaling approximately $42.6 million.
Financing
The Company is party to the 2021 Credit Facility with various banks and has issued Exchangeable Notes to certain holders. For a more complete description of the Company's debt obligations, see Note 5 of Notes to Consolidated Financial Statements in the Consolidated Financial Statements of the Company in this Quarterly Report on Form 10-Q.
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of March 31, 2022, CompoSecure had $272.0 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2021, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $4.0 million on an annual basis.

On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of March 31, 2022, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%
Under the terms of the interest rate swap agreement, CompoSecure receives payments based on the greater of 1-month LIBOR rate or a minimum of 1.00%.
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $4,036 at March 31, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of May 5, 2022, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business. In February 2021, the Company received from a former independent sales representative a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4.0 million to $11.0 million plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and the parties have initiated a binding arbitration proceeding. It is possible that the Company may, in the future, be subject to other legal proceedings, lawsuits and other claims in the ordinary course of operating its business, which could have a material adverse effect on the Company’s business, operations, financial condition or results of operations.

Item 1A. Risk Factors
Summary of Risk Factors
An investment in our securities involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:
•Risks Related to our Business
•The COVID-19 pandemic and the measures implemented to contain the spread of the virus have had a negative impact on our business and result of operations and, if continued, could be amplified and have a material adverse effect on our business, financial condition and results of operations.
•We may not be able to sustain our sales growth rate in the future.
•Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.
•Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations.
•System outages, data loss or other interruptions affecting our operations could adversely affect our business and reputation.
•Disruptions at our primary production facility may adversely affect our business, results of operations and/or financial condition.
•We may not be able to recruit, retain and develop qualified personnel, including for areas of newer specialized technology which could adversely affect our ability to grow our business.
•Our future growth may depend upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.
•A disruption in our operations or supply chain could adversely affect our business and financial results.
•We have limited experience in the Cryptocurrency industry and may not succeed in fully commercializing the Arculus Platform.
•Digital Asset Wallet storage systems, such as the Arculus Cold Storage Wallet, are subject to risks related to a loss of funds due to theft of Digital Assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to our reputation and brand.
•Regulatory changes or actions may restrict the use of the Arculus Wallet or Digital Assets in a manner that adversely affects our business, prospects or operations.
•We rely on third-party partners to provide certain features of the Arculus Wallet, and any interruptions in services provided by these third parties may impair our ability to support our customers.
•Production quality and manufacturing process disruptions could adversely affect our business.

•We are dependent on certain distribution partners for distribution of our products and services. A loss of distribution partners could adversely affect our business.
•We face competition that may result in a loss of our market share and/or a decline in profitability.

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
◦Risks Related to the ownership of our Securities
◦Our only significant asset is our ownership of Holdings. If Holdings’ business is not profitably operated, we may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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

Risk Factors

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

We may not be able to sustain our sales growth rate in the future.

Our net revenue increased by 3% from $260.6 million in 2020 to $267.9 million in 2021, but, as an example, declined by 21% from $80.4 million during the first quarter of 2020 compared to $63.7 million during the first quarter of 2021. Accordingly, we may not continue to achieve sales growth in the future and you should not consider our sales growth in the quarter ended March 31, 2022 as indicative of its future performance. Our growth rate may slow in future periods due to a number of factors, which may include slowing demand for its products, increased competition, decreasing growth of its overall market, or its inability to engage and retain customers. If we are unable to maintain consistent sales or continue its sales growth, it may be difficult for us to maintain profitability.

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

A substantial portion of our manufacturing capacity is located at our primary production facility. Any serious disruption at such facility could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our sales. Our other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet our customers’ expectations or requirements. Long-term production disruptions may cause our customers to modify their Payment Card programs to use plastic cards or to seek alternative supply of metal cards. Any such production interruptions or disruptions could adversely impact our business, financial condition and results of operations.

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

If tariffs and other restrictions on imported goods are imposed by the U.S. government, our sales and operations may be materially and adversely affected.

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

Our international operations subject it to a variety of risks and challenges, including:

•fluctuations in currency exchange rates and related effect on our operating results;

•general economic and geopolitical conditions in each country or region;

•the impact of Brexit; reduction in billings, foreign currency exchange rates, and trade with the EU;

•the effects of a widespread outbreak of an illness or disease, or any other public health crisis, including the COVID-19 pandemic, in each country or region;

•economic uncertainty around the world; and

•compliance with U.S. laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. We presently produce metal credit cards for a distributor that distributes such cards for resale by a Russian-based bank. While the existing sanctions do not currently prohibit the production and sale of our metal credit cards to this customer, additional sanctions may be imposed in the future that could prevent us from selling to this customer or other customers in the affected regions. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international sales or increase our operating costs, adversely affecting our business, financial condition and operating results.

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

Risk Related to the Tax Receivable Agreement

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

See Note 5 in Notes to Consolidated Financial Statements to the Consolidated Financial Statements of the Company in this report on Form 10-Q for additional information.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.32 per share based on the closing price on May 5, 2022. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompoSecure, Inc.

Date: May 9, 2022                        By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022                        By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and March 31, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2022 and March 31, 2021 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and March 31, 2021, as well as the year ended December 31, 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and March 31, 2021, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.