Form 10-Q
period 2022-06-30
CompoSecure, Inc.
filed 2022-08-09
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were approximately 15,118,532 shares of the shares of the registrant's Class A common stock outstanding and 60,986,800 shares of the registrant's Class B common stock outstanding.

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

"Blockchain" refers generally to databases that maintain information across a network of computers in a decentralized or distributed manner, which networks often use cryptographic protocols to ensure data integrity. Blockchains often are used to issue and transfer ownership of Digital Assets.

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

“Common Stock” means our Class A Common Stock and Class B Common Stock.

“Cryptocurrency” means any Digital Asset that uses cryptographic technologies to maintain its operation as a currency or decentralized location, such as Bitcoin, Bitcoin Cash and Ethereum, that is secured using Blockchain encryption technologies, and includes stablecoins and tokens.

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

•rapidly evolving domestic and global economic conditions;

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,391	$21,944
Accounts receivable, net	45,208	27,925
Inventories	28,743	25,806
Prepaid expenses and other current assets	3,740	2,596
Total current assets	91,082	78,271

Property and equipment, net	21,114	22,177
Right of use asset, net	9,286	5,246
Deferred tax asset	24,777	25,650
Derivative asset - interest rate swap	5,590	—
Deposits and other assets	10	10
Total assets	$151,859	$131,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$4,997	$12,500
Current portion of lease liabilities	1,664	1,119
Accounts payable	6,857	7,058
Accrued expenses	23,482	13,220
Issuance costs payable	—	23,107
Bonus payable	2,676	3,512
Total current liabilities	39,676	60,516

Long-term debt, net of deferred finance costs	224,787	233,132
Convertible notes	127,119	126,897
Derivative liability - convertible notes redemption make-whole provision	613	552
Warrant liability	17,230	35,271
Line of credit	25,000	15,000
Lease liabilities	8,257	4,709
Tax receivable agreement liability	24,897	24,500
Earnout consideration liability	19,386	38,427
Total liabilities	486,965	539,004

Commitments and contingencies (Note 14)

Redeemable non-controlling interest	606,818	608,311

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 15,118,532 and 14,929,982 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	1
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 60,986,800 and 61,136,800 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	17,610	12,261
Accumulated other comprehensive income	5,357	—
Accumulated deficit	(964,899)	(1,028,229)
Total stockholders' deficit	(941,924)	(1,015,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,859	$131,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$97,199	$62,743	$181,382	$126,465
Cost of sales	38,347	27,633	73,771	57,039
Gross profit	58,852	35,110	107,611	69,426
Operating expenses:
General and administrative expenses	20,513	10,739	38,227	18,796
Selling expenses	3,920	—	4,982	—
Income from operations	34,419	24,371	64,402	50,630

Other income (expense):
Revaluation of warrant liability	19,465	—	18,041	—
Revaluation of earnout consideration liability	14,934	—	19,041	—
Change in fair value of derivative liability - convertible notes redemption make-whole provision	187	—	(61)	—
Interest expense, net	(4,904)	(2,493)	(9,238)	(5,136)
Amortization of deferred financing costs	(641)	(398)	(1,274)	(792)
Total other income (expenses), net	29,041	(2,891)	26,509	(5,928)
Income before income taxes	63,460	21,480	90,911	44,702
Provision for income taxes	(2,802)	—	(3,345)	—
Net income	$60,658	$21,480	$87,566	$44,702

Net income attributable to redeemable non-controlling interests	$52,184	$—	$75,628	$—
Net income attributable to CompoSecure, Inc.	$8,474	$21,480	$11,938	$44,702

Net income per share attributable to Class A common stockholders - basic	$0.56	n/a	$0.80	n/a
Net income per share attributable to Class A common stockholders - diluted (1)	$0.52	n/a	$0.75	n/a

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	15,052	n/a	14,993	n/a
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	32,363	n/a	32,341	n/a

(1) Net income attributable to CompoSecure, Inc.is adjusted for net effects of stock options and exchangeable notes to calculate diluted net income attributable to CompoSecure, Inc. See note 13.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$60,658	$21,480	$87,566	$44,702
Other comprehensive income, net:
Unrealized gain on derivative - interest rate swap (net of tax)	1,488	—	5,357	—
Total other comprehensive income, net	1,488	—	5,357	—
Comprehensive income	$62,146	$21,480	$92,923	$44,702
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—	—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—	—	1,006	—
Net income	—	—	—	—	—	—	4,741	4,741	22,167
Restricted stock units issued pursuant to equity-based plans	25,000	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	3,869	—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	22,167	22,167	(22,167)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869	$(1,001,321)	$(984,904)	$608,311
Distributions	—	—	—	—	—	—	(25,729)	(25,729)	—
Stock-based compensation	—	—	—	—	3,014	—	—	3,014	—
Net income	—	—	—	—	—	—	8,474	8,474	52,184
Restricted stock units issued pursuant to equity-based plans	163,550	1	(150,000)	—	—	—	—	1	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	1,488	—	1,488	—
Tax receivable agreement liability	—	—	—	—	2,055	—	—	2,055	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	53,677	53,677	(53,677)
Balance as of June 30, 2022	15,118,532	$2	60,986,800	$6	$17,610	$5,357	$(964,899)	$(941,924)	606,818

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2020	—	$—	61,136,800	$6	$6,148	$—	$(198,707)	$(192,553)	$—
Distributions	—	—	—	—	—	—	(3,276)	(3,276)	—
Stock-based compensation	—	—	—	—	441	—	—	441	—
Net income	—	—	—	—	—	—	23,222	23,222	—
Balance as of March 31, 2021	—	$—	61,136,800	$6	$6,589	$—	$(178,761)	$(172,166)	$—
Distributions	—	—	—	—	—	—	(11,326)	(11,326)	—
Stock-based compensation	—	—	—	—	343	—	—	343	—
Net income	—	—	—	—	—	—	21,480	21,480	—
Balance as of June 30, 2021	—	$—	61,136,800	$6	$6,932	$—	$(168,607)	$(161,669)	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$87,566	$44,702
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	4,567	5,173
Stock-based compensation expense	4,020	784
Amortization of deferred finance costs	1,252	774
Change in fair value of earnout consideration liability	(19,041)	—
Revaluation of warrant liability	(18,041)	—
Change in fair value of derivative liability	61	—
Deferred tax expense	3,094	—
Changes in assets and liabilities
Accounts receivable	(17,282)	(20,542)
Inventories	(2,938)	(192)
Prepaid expenses and other assets	(1,144)	(515)
Deposits and other assets	—	(3,681)
Accounts payable	(201)	(1,600)
Accrued expenses	10,262	2,124
Other liabilities	(784)	180
Net cash provided by operating activities	51,391	27,207

Cash flows from investing activities:
Purchase of property and equipment	(3,504)	(1,251)
Net cash used in investing activities	(3,504)	(1,251)

Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payment of line of credit	—	(5,000)
Payment of term loan	(16,878)	(12,000)
Distributions	(25,729)	(14,603)
Payment of issuance costs related to business combination	(23,833)	—
Net cash used in financing activities	(56,440)	(31,603)

Net decrease in cash and cash equivalents	(8,553)	(5,647)

Cash and cash equivalents, beginning of period	21,944	13,422

Cash and cash equivalents, end of period	$13,391	$7,775

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$9,638	$5,136
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$5,590	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company started operations in 2000 and provides products and services primarily to global financial institutions, plastic card manufacturers, government agencies, system integrators, and security specialists. The Company is located in Somerset, New Jersey.

The Company is a leading provider of premium financial payment cards and Cryptocurrency and Digital Asset storage and security solutions. For two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key Payments Industry innovations in materials science, Metal Form Factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products has resulted in widespread adoption by major banks, financial institutions and leading FinTech innovators to support their acquisition and retention of consumer and business card customers. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers.

On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was affected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure, Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805.
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
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three-month period and six-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
COVID-19
The global outbreak of the COVID-19 pandemic continues to rapidly evolve. The Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the employees and securing the supply of materials that are essential to the Company’s production process. At this stage, the impact on the Company’s business and results has not been significant. However, the ultimate impact of the pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicated with confidence, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, required social distancing and any additional preventative and protective actions that governments, or the Company, may direct, which could result in an extended period of continued business disruption, reduced customer, collaborator, or supplier traffic and reduced operations.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of June 30, 2022 or December 31, 2021.
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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights.

Effective April 1, 2022, the Company changed its accounting policy to calculate the basic and diluted earnings per share as well as determined that it would push down the changes in fair value of the mark-to-market liabilities related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling interest and non-controlling interest. Diluted net income per share is computed by dividing the net income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnouts, exercise of the equity awards, exchange of the Class B units and exchangeable notes ("securities") only if the effect is not anti-dilutive.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company has prospectively adopted this accounting policy described above to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in ASC 250-10. See note 13.
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
Recent Accounting Pronouncements – Not Yet Adopted

    In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in ASU 2020-04 are effective for years beginning after December 15, 2022 for entities that have adopted CECL. The Company is evaluating the impact of this ASU on the Company's financial statements.
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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
3. INVENTORIES
The major classes of inventories were as follows:

	June 30, 2022	December 31, 2021
Raw materials	$29,577	$27,474
Work in process	1,474	582
Finished goods	1,223	363
Inventory reserve	(3,531)	(2,613)
	$28,743	$25,806
The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	June 30, 2022	December 31, 2021
Machinery and equipment	5 - 10 years	$61,109	$59,437
Furniture and fixtures	3 - 5 years	987	955
Computer equipment	3 - 5 years	927	925
Leasehold improvements	Shorter of lease term or estimated useful life	11,687	11,358
Vehicles	5 years	264	264
Software	1 - 3 years	2,889	2,889
Construction in progress		2,453	985
Total		80,316	76,813
Less: Accumulated depreciation and amortization		(59,202)	(54,636)
Property and equipment, net		$21,114	$22,177
Depreciation and amortization expense on property and equipment was $2,218 and $2,588 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense on property and equipment was $4,567 and $5,173 for the six months ended June 30, 2022 and 2021, respectively.
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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability for the quarter ended June 30, 2022 and determined that the fair value of the derivative liability was $613 at June 30, 2022 representing a change in fair value of $187 and $61 for the three and six months ended June 30, 2022, respectively, The change in fair value is recognized in the consolidated statement of operations.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended June 30, 2022, the Company recognized $2,366 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. For the six-months ended June 30, 2022, the Company recognized $4,720 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 2.00% or for portions of the debt converted to Euro Loans the quoted LIBOR rate plus the applicable margin of 3.00%. At June 30, 2022 and 2021, the effective interest rate on the Revolver and Term Loan was 3.65% and 4.36% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.40% on the unused portion of the $60 million Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $3,000 and $2,891 of interest expense related to the Revolver and the Term Loan for the quarter ended June 30, 2022 and 2021, respectively. The Company recognized $6,170 and $5,928 of interest expense related to the Revolver and the Term Loan for the six months ended June 30, 2022 and 2021, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company made an excess cash flow payment of $13,753 related to the credit facilities in the quarter ended June 30, 2022 per the terms of the facilities. At June 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
As of June 30, 2022 and December 31, 2021, there were $25,000 and $15,000 balances outstanding on the Revolver. At June 30, 2022, there was $35,000 of availability for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	June 30, 2022	December 31, 2021
Total debt	$363,122	$380,000
Less: current portion of term loan (scheduled payments)	(4,997)	(12,500)
Less: deferred financing costs, net	(6,219)	(7,471)
Total long-term debt	$351,906	$360,029
Derivative liability - redemption with make-whole provision	$613	$552
The maturity of all the borrowings facilities is as follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

Remainder of 2022	$—
2023	14,372
2024	18,750
2025	200,000
2026	130,000
Total debt	$363,122

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At June 30, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5,590 at June 30, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements.
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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives incurred, if any. The Company’s lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the lease term for up to 3 years.
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
Effective May 1, 2022, the Company entered into a 7-year lease for a new facility primarily for warehouse operations in Somerset, New Jersey terminating in 2029. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for two five year renewal options. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent, management fee and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $629 per year, which reflects an annual 3.8% escalation factor.
The Company’s leases have remaining lease terms of 1 to 7 years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Two of the leases include the early termination option in the lease term, however, it was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain it will not terminate the leases prior to the termination date.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The weighted-average remaining lease term for the operating leases was 5.5 years at June 30, 2022. The weighted-average discount rate was 3.87% at June 30, 2022.
ROU assets and lease liabilities related to the operating leases are as follows:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$9,286	$5,246
Current lease liabilities	Current portion of lease liabilities	1,664	1,119
Non-current lease liabilities	Non-current portion of lease liabilities	8,257	4,709
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$446	$319	$765	$638
Variable lease cost	159	74	298	199
Total lease cost	$605	$393	$1,063	$837

Future minimum commitments under all non-cancelable operating leases are as follows:

2022 (excluding the six months ended June 30, 2022)	$996
2023	2,001
2024	1,993
2025	2,059
2026	1,882
Later years	2,117
Total lease payments	11,048
Less: Imputed interest	(1,127)
Present value of lease liabilities	$9,921
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$764	$636
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,673	$—
7. EQUITY STRUCTURE
Shares Authorized

As of June 30, 2022, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
of June 30, 2022, there were 15,118,532 shares of Class A Common Stock issued and outstanding, 60,986,800 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of June 30, 2022, the Company had 10,837,400 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of June 30, 2022, the Company had 11,578,000 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of June 30, 2022 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $606,818 on June 30, 2022. The redemption value was calculated by multiplying the 60,986,800 Class B Units outstanding at June 30, 2022 by the $9.95 trading price of our Class A common stock on December 27, 2021.
8. STOCK-BASED COMPENSATION
The following table summarizes share-based compensation expense included in general and administrative expenses within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock option expense	$337	$314	$683	$649
Restricted stock unit expense	2,667	—	3,298	—
Incentive units	10	29	39	135
Total stock-based compensation expense	$3,014	$343	$4,020	$784

The following table sets forth the stock compensation activity under the Holdings' equity plan, which was assumed by the Company, for the six months period ended June 30, 2022:
Stock Option Activity

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	5,409,771	$1.27	4.1	$37,542
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2022	5,409,771	$1.27	5.3	$21,583
Vested and expected to vest at June 30, 2022	5,409,771	$1.27	4.8	$21,583
Exercisable at June 30, 2022	5,133,541	$1.04	3.4	$21,484

Restricted Stock and Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2022	—
Granted	5,554,133
Vested	(46,204)
Forfeited	—
Nonvested at June 30, 2022	5,507,929
Earnouts

Number of Shares
Outstanding at January 1, 2022	657,160
Granted	—
Vested	—
Forfeited	—
Nonvested at June 30, 2022	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The incentive units converted into class B common stock outstanding were 1,236,027 as of June 30, 2022.
Unrecognized compensation cost for unvested stock options, restricted stock awards, incentive units and performance stock units as of June 30, 2022 totaled $36,448, and is expected to be recognized over a weighted average period of approximately 3.3 years.
9. RETIREMENT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
contributions. Retirement plan expense for the three months ended June 30, 2022 and 2021 was approximately $409 and $231, respectively. Retirement plan expense for the six months ended June 30, 2022 and 2021 was approximately $837 and $534, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The Company made an initial contribution of $150 with additional contributions of $0 for the six months ended June 30, 2022 and 2021. The total liability was $242 at June 30, 2022 and December 31, 2021 and was recorded in liabilities on the consolidated balance sheet. Contributions to the Plan vest over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. Since plan inception $1,413 has vested.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$5,590	$5,590
Liabilities Carried at Fair Value:
Public warrants	8,452	—	—	8,452
Private warrants	—	—	8,778	8,778
Earnout consideration	—	—	19,386	19,386
Derivative liability - redemption with make-whole provision	—	—	613	613
December 31, 2021
Liabilities Carried at Fair Value:
Public warrants	$17,714	$—	$—	17,714
Private warrants	—	—	17,557	17,557
Earnout consideration	—	—	38,427	38,427
Derivative liability - redemption with make-whole provision	—	—	552	552

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. At June 30, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5,590 at June 30, 2022. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s consolidated financial statements. The fair value of interest rate swap has been classified as a Level 3 asset as its valuation requires estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities were remeasured at June 30, 2022, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2021	$35,271
Change in estimated fair value	(18,041)
Estimated fair value at June 30, 2022	$17,230

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants as of June 30, 2022:

June 30, 2022
Exercise Price	$11.50
Risk-free interest rate	3.01%
Expected volatility	42%
Expected dividends	0%
Expected term (years)	4.5
Common Stock market value	$5.20

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

Earnout Consideration Liability
Estimated fair value at December 31, 2021	$38,427
Change in estimated fair value	(19,041)
Estimated fair value at June 30, 2022	$19,386

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the Earnout considerations as of June 30, 2022:

June 30, 2022
Valuation date share price	$5.20
Risk-free interest rate	2.95% - 2.99%
Expected volatility	75% - 82.5%
Expected dividends	0%
Expected term (years)	2.5 - 3.5 years

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

11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales by region:
Domestic	70,112	46,858	132,493	102,726
International	27,087	15,885	48,889	23,739
Total	$97,199	$62,743	$181,382	$126,465
The Company’s principal direct customers as of June 30, 2022 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 78%, combined, of total revenue for the three months ended June 30, 2022. Three customers individually accounted for more than 10% of the Company’s revenue or 80.6%, combined, of total revenue for the three months ended June 30, 2021.Three customers individually accounted for more than 10% of the Company’s revenue or 80.4%, combined, of total revenue for the six months ended June 30, 2022. Two customers individually accounted for more than 10% of the Company’s revenue or 73.0%, combined, of total revenue for the six months ended June 30, 2021. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 82% and two customers individually accounted for more than 10% or 66% of total accounts receivable as of June 30, 2022 and December 31, 2021, respectively.
No individual vendor accounted for more than 10% of purchases of supplies for the six months ended June 30, 2022. The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the six months ended June 30, 2021 or approximately 59% of total purchases for the six months ended June 30, 2021.

12. INCOME TAXES

The Company recorded income tax provisions of $2,802 and $3,345 for the three and six months ended June 30, 2022, respectively. No provisions or benefits were made for federal or state income taxes for the three months and the six months ended June 30, 2021 as prior to the Business Combination completed on December 27, 2021, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2018 are no longer subject to examination by tax authorities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 4.42% and 3.68% for the three and six months ended June 30, 2022, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Any changes to the valuation allowance or deferred tax assets and liabilities in the future would impact the Company's income taxes.

13. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months and six months ended June 30, 2022. No earnings per share are presented for the periods ended June 30, 2021 as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate in the Company's income or loss and are therefore not participating securities.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Basic and diluted:
Net income	$60,658	$87,566
Less: Net income attributable to non-controlling interest	(52,184)	(75,628)
Net income attributable to Class A Common Stockholders	$8,474	$11,938
Plus: adjustment due to net effect of stock options and exchangeable notes to net income	8,236	12,267
Net income attributable to Class A Common Stockholders after adjustment	$16,710	$24,205
Weighted average common shares outstanding used in computing net income per share - basic	15,051,732	14,992,612
Plus: net effect of dilutive stock options and exchangeable notes	17,311,560	17,348,682
Weighted average common shares outstanding used in computing net income per share—diluted	32,363,292	32,341,294
Net income per share—basic	$0.56	$0.80
Net income per share—diluted	$0.52	$0.75

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts. The Company applied the if-converted method for the convertible debt to calculate diluted earnings per share in accordance with ASU 2020-06.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Potentially dilutive securities:
Warrants	22,415,400	22,415,400
Class B common shares	60,986,800	60,986,800
Earnout consideration shares	7,500,000	7,500,000
Stock options and restricted common shares	3,897,048	3,597,048

Change in Accounting Policy for net income per share:

Effective April 1, 2022, the Company changed its accounting policy to calculate the basic and diluted earnings per share as well as determined that it would push down the changes in fair value of the mark-to-market liabilities that related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling and non-controlling interest.

The Company observed diversity in practice due to lack of specific guidance in ASC 810 related to earnings per share due to the Company's Up-C structure. The method adopted effective April 1, 2022 is voluntary and more appropriately represents the economics of the net income allocation upon the conversion of the potential dilutive instruments due to the fact that the issuance of Class A Common Stock would result with a corresponding issuance of a Class A Common Unit in Holdings. Further, for similar reasons, pushing down the changes in fair value of the mark-to-market liabilities to Holdings, and therefore allocating the changes between the controlling and non-controlling interest would provide more appropriate information to the users of the financial statements. The Company determined that, accordingly, this change would more appropriately reflect the allocation of the consolidated Company’s net assets between the controlling and non-controlling interest, and the respective basic and dilutive earnings per share presented in the Company’s consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Below is a summary of the impact of the change in accounting policy for the six months and the three months ended June 30, 2022:

	Six-month period ended June 30, 2022		Six-month period ended June 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Provision for income taxes	$948	$2,397	$3,345
Net income	89,963	(2,397)	87,566
Net income attributable to CompoSecure, Inc.	44,050	(32,112)	11,938
Net income attributable to redeemable non-controlling interests	45,913	29,715	75,628
Net income per share attributable to Class A common stockholders - basic	$2.94	$(2.14)	$0.80
Net income per share attributable to Class A common stockholders - diluted	$0.97	$(0.22)	$0.75

	Three-month period ended June 30, 2022		Three-month period ended June 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Income tax expense	$405	$2,397	$2,802
Net income	63,055	(2,397)	60,658
Net income attributable to CompoSecure, Inc.	38,437	(29,963)	8,474
Net income attributable to redeemable non-controlling interests	24,619	27,565	52,184
Net income per share attributable to Class A common stockholders - basic	$2.55	$(1.99)	$0.56
Net income per share attributable to Class A common stockholders - diluted	$0.68	$(0.16)	$0.52

	June 30, 2022		June 30, 2022
Balance Sheet Items:	Under No-allocation method	Adjustment	As reported
Deferred tax asset	$25,098	$(321)	$24,777
Retained earnings	(962,502)	(2,397)	(964,899)

Deferred tax asset was adjusted cumulatively in the period ended June 30, 2022 due to the change in accounting policy. The Company determined that the effect on deferred tax assets and provision for income taxes for the periods ended March 31, 2022 and December 31, 2021 were immaterial and therefore were not adjusted retrospectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Below is a summary of the impact of the change in accounting policy for the prior periods as indicated:

	Three-month period ended March 31, 2022		Three-month period ended March 31, 2022
Income Statement Items:	As reported	Adjustment	Under re-allocation method
Net income per share attributable to Class A common stockholders - basic	$0.32	$(0.09)	$0.23
Net income per share attributable to Class A common stockholders - diluted	$0.16	$0.07	$0.23
Net income attributable to CompoSecure, Inc.	4,741	(1,347)	3,394
Net income attributable to redeemable non-controlling interests	22,167	1,347	23,514

	Year ended December 31, 2021		Year ended December 31, 2021
Income Statement Items:	As reported	Adjustment	Under re-allocation method
Net income per share attributable to Class A common stockholders - basic (1)	$0.91	$(0.70)	$0.21
Net income per share attributable to Class A common stockholders - diluted (1)	$0.14	$(0.02)	$0.12
Net income attributable to CompoSecure, Inc. (2)	13,512	(10,358)	3,154
Net income attributable to redeemable non-controlling interests	69,902	10,358	80,260

(1) The amounts for the year ended December 31, 2021 represent basic and diluted net income per share of Class A common stock for the prorated period from December 27, 2021 through December 31, 2021, the period following the Business Combination described in Note 1.

(2) Net income attributable to CompoSecure, Inc. for the year ended December 31, 2021 was equal to net income for the period subsequent to the Business Combination for the prorated period from December 27, 2021 through December 31, 2021. Net income attributable to non-controlling for the year ended December 31, 2021 is equal to net income for the period from January 1, 2021 through December 31, 2021.
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

In February 2021, the Company received from a third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
payments ranging from $4,000 to $14,000, plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and intends to vigorously oppose this claim, which may include legal proceedings. The Company has not accrued any amount as a component of accrued expense related to the notice of dispute as of June 30, 2022.
15. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who is a Class B shareholder of Holdings and who was then a member of Holdings' Board of Managers. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the three months ended June 30, 2022 and 2021 amounted to $3,277 and $3,113, respectively, and amounted to $6,079 and $5,924, for the six months ended June 30, 2022 and 2021, respectively. The expenses were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of June 30, 2022 and December 31, 2021 related to this agreement were $5,151 and $3,402, respectively. In February 2021, the Company received from such third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers. See Note 14.

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
Overview
The Company provides its clients newly innovative and highly differentiated financial payment products in order to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s clients consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a world-class platform for next generation payment technology, security, and Digital Asset solutions. For two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key Payments Industry innovations in materials science, Metal Form Factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products have resulted in widespread adoption by major banks, financial institutions and leading FinTech innovators to support their acquisition and retention of consumer and business card customers. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. These same fundamental strengths have now enabled the Company to enter the digital asset revolution through the launch of its Arculus platform, which commenced in the third quarter of 2021 with the Arculus Key card and companion Arculus Wallet mobile application.
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

Economic Conditions - Globally and in the Digital Asset Marketplace

U.S. and international markets and, in particular, the rapidly evolving Digital Assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

Our Arculus platform offers a broad range of security and authentication solutions and enables our consumer Cold Storage Wallet for Digital Assets, which is the Arculus Key card paired with the Arculus Wallet. Recently, some Digital Asset exchanges have been freezing or limiting consumer withdrawals and some have filed for bankruptcy protection, driving consumer need for enhanced protection of their Digital Assets. We believe consumers can achieve enhanced protection by controlling their private keys with a Cold Storage Wallet, such as the Arculus Wallet. At the same time, this market cycle has created uncertainty in timing for our anticipated Arculus ramp up, as some of our partners and targets have been impacted. Therefore, we are taking a measured approach to better target the timing of our investments to support near-term and long-term opportunities.
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
Results of Operations

Three months ended June 30, 2022 vs three months ended June 30, 2021
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$97,199	$62,743	$34,456	55%
Cost of sales	38,347	27,633	10,714	39%
Gross profit	58,852	35,110	23,742	68%
Operating expenses	24,433	10,739	13,694	128%
Income from operations	34,419	24,371	10,048	41%
Other expenses, net	29,041	(2,891)	31,932	(1,105)%
Income before income taxes	$63,460	$21,480	$41,980	195%
Provision for income taxes	(2,802)	—	$(2,802)	100%
Net income	60,658	21,480	39,178	182%
Net income attributable to redeemable non-controlling interests	52,184	—	52,184	100%
Net income attributable to CompoSecure, Inc	8,474	21,480	(13,006)	(61)%

	Three Months Ended June 30,
	2022	2021
Gross Margin	61%	56%
Operating margin	35%	39%
Net Sales

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$70,112	$46,858	$23,254	50%
International	27,087	15,884	11,203	71%
Total	$97,199	$62,743	$34,456	55%
The Company’s net sales for the quarter ended June 30, 2022 increased $34.5 million, or 55%, to $97.2 million compared to $62.7 million for the quarter ended June 30, 2021. The increase in net sales was due to a 50% increase in domestic sales and a 71% increase in international sales. This was due to continued growing demand for the Company's products throughout the quarter ended June 30, 2022 as we continue to emerge from the adverse impact from the COVID-19 pandemic compared to the quarter ended June 30, 2021. The increase in international sales was primarily due to our efforts to grow our international distributor channels and increased demand in the FinTech market.
Domestic: The Company’s domestic net sales for the quarter ended June 30, 2022 increased $23.3 million, or 50%, to $70.1 million compared to $46.9 million for the quarter ended June 30, 2021. This was primarily due to continued

higher demand for the Company's products that began primarily in the second half of the year ended December 31, 2021. This was primarily due to higher customer acquisition by the Company’s clients as they continue to emerge from the adverse impact from the COVID-19 pandemic compared to the quarter ended June 30, 2021.
International: The Company’s international net sales for the quarter ended June 30, 2022 increased $11.2 million, or 71%, to $27.1 million compared to $15.9 million for the quarter ended June 30, 2021. This was primarily driven by our efforts to grow our international distributor channels and the increase in demand in the FinTech market.

In addition, the following table presents the Company’s net sales for the three months ended June 30, 2022 compared to March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022	$ Change	% Change
	(in thousands)
Net sales	$97,199	$84,813	$12,386	15%
Gross Profit and Gross Margin
The Company’s gross profit for the quarter ended June 30, 2022 increased $23.7 million, or 68%, to $58.9 million compared to $35.1 million for the quarter ended June 30, 2021. The gross profit margin percentage increased from 56% to 61%, an improvement of approximately 8% . The gross margin improvement in the quarter ended June 30, 2022 resulted primarily from favorable product mix and improvement in production yields which was primarily driven by improvements in manufacturing processes compared to the quarter ended June 30, 2021.
Operating Expenses
The Company’s operating expenses for the quarter ended June 30, 2022 increased $13.7 million compared to the quarter ended June 30, 2021. This was due to increases in salaries and employee related benefits of $3.1 million, marketing and professional fee expenses of $4.2 million, increased insurance expense of $1.5 million, various sales related taxes of $0.3 million, increase in stock based compensation of $2.7 million and an overall increase in utilities, supplies and various other costs of $2.0 million due to the growth in business.
Income from Operations and Operating Margin
During the quarter ended June 30, 2022, the Company had income from operations of $34.4 million compared to income of $24.4 million for the quarter ended June 30, 2021. The operating margins for the quarter ended June 30, 2022 decreased to 35% compared to 39% for the quarter ended June 30, 2021. The decrease in operating margin percentage was primarily due to the noted increase in operating expenses.
Other Income (Expenses) (net)
Interest expense for the quarter ended June 30, 2022 increased $2.7 million, or 92%, to $5.6 million compared to $2.9 million for the quarter ended June 30, 2021. The additional interest expense resulted primarily from the issuance of convertible debt in December 2021 resulting in an increase in outstanding debt during the quarter ended June 30, 2022. The increase in interest was more than offset by an overall decrease in other expenses due to the favorable change in fair value of warrant liabilities of $19.5 million, derivative liability of $0.2 million, and a change in fair value of $14.9 million in earnout consideration liability. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the quarter ended June 30, 2022 was $60.7 million, compared to net income of $21.5 million for the quarter ended June 30, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix, favorable change in fair value of warrant liabilities of $19.5 million and $14.9 million in earnout consideration liability, partially offset by increases in operating expenses as a result of the higher sales volume, and marketing costs primarily related to Arculus.

Six months ended June 30, 2022 vs Six months ended June 30, 2021

The following table presents the Company’s results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$181,382	$126,465	$54,917	43%
Cost of sales	73,771	57,039	16,732	29%
Gross profit	107,611	69,426	38,185	55%
Operating expenses	43,209	18,796	24,413	130%
Income from operations	64,402	50,630	13,772	27%
Other expenses, net	26,509	(5,928)	32,437	(547)%
Income before income taxes	90,911	44,702	46,209	103%
Provision for income taxes	(3,345)	—	(3,345)	100%
Net income	87,566	44,702	42,864	96%
Net income attributable to redeemable non-controlling interests	75,628	—	75,628	100%
Net income attributable to CompoSecure, Inc	$11,938	$44,702	$(32,764)	(73)%

	Six Months Ended June 30,
	2022	2021
Gross Margin	59%	55%
Operating margin	36%	40%
Net Sales

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	132,493	102,725	29,768	29%
International	48,889	23,740	25,149	106%
Total	181,382	126,465	54,917	43%
The Company’s net sales for the six month ended June 30, 2022 increased $54.9 million, or 43%, to $181.4 million compared to $126.5 million for the six month ended June 30, 2021. The increase in net sales was due to a 29% increase in domestic sales and a 106% increase in international sales. This was due to continued higher demand for the Company's products throughout six month ended June 30, 2022 as we continue to emerge from the adverse impact from the COVID-19 pandemic compared to the six month ended June 30, 2021. The increase in international sales was primarily due to our efforts to grow our international distributor channels and increased demand in the FinTech market.
Domestic: The Company’s domestic net sales for the six month ended June 30, 2022 increased $29.8 million, or 29%, to $132.5 million compared to $102.7 million for the six month ended June 30, 2021. This was primarily due to continued higher demand for the Company's products that began primarily in the second half of the year ended December 31, 2021. This was primarily due to higher customer acquisition by the Company’s clients as they continue to emerge from the adverse impact from the COVID-19 pandemic compared to the six month ended June 30, 2021.
International: The Company’s international net sales for the six month ended June 30, 2022 increased $48.9 million, or 106%, to $25.1 million compared to $23.7 million for the six month ended June 30, 2021. This was primarily driven by our efforts to grow our international distributor channels and the increase in demand in the FinTech market.

Gross Profit and Gross Margin
The Company’s gross profit for the six month ended June 30, 2022 increased $38.2 million, or 55%, to $107.6 million compared to $69.4 million for the six month ended June 30, 2021. The gross profit margin percentage increased from 55% to 59%, an improvement of approximately 4 points. The gross margin improvement in the six month ended June 30, 2022 resulted primarily from favorable product mix and improvement in production yields which was primarily driven by improvements in manufacturing processes compared to the six month ended June 30, 2021.
Operating Expenses
The Company’s operating expenses for the six month ended June 30, 2022 increased $24.4 million compared to the six month ended June 30, 2021. This was due to increases in salaries and employee related benefits of $5.0 million, marketing and professional fee expenses of $8.4 million, increased insurance expenses of $2.8 million, stock based compensation of $4.0 million, increase in taxes of $1.4 million, and an overall increase in utilities, supplies and various other costs of $3.0 million due to the growth in business.
Income from Operations and Operating Margin
During the six month ended June 30, 2022, the Company had income from operations of 64.4 million compared to income of $50.6 million for the six month ended June 30, 2021. The operating margins for the six month ended June 30, 2022 decreased to 36% compared to 40% for the six month ended June 30, 2021. The decrease in operating margin percentage was primarily due to the noted increase in operating expenses.
Other Income Expenses (net)
Interest expense for the six month ended June 30, 2022 increased $4.6 million, or 77%, to $10.5 million compared to $5.9 million for the six month ended June 30, 2021. The additional interest expense resulted primarily from the issuance of convertible debt in December 2021 resulting in an increase in outstanding debt during the six month ended June 30, 2022. Additionally, increase in interest expense was more than offset by a decrease in other expense due to the favorable change in fair value of warrant liabilities of $18.0 million, and a change in fair value of $19.1 million in earnout consideration liability. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the six month ended June 30, 2022 was $87.6 million, compared to net income of $44.7 million for the six month ended June 30, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix, change in fair value of warrant liabilities of $18.0 million and favorable change in fair value of $19.1 million in earnout consideration liability, partially offset by increases in operating expenses as a result of the higher sales volume, and marketing costs related to Arculus.

Use of Non-GAAP Financial Measures
This Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA and non-GAAP earnings per share are useful to investors in evaluating the Company’s financial performance. The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA and non-GAAP earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and non-GAAP earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$60,658	$21,480	$87,566	$44,702
Add:
Depreciation and amortization	2,217	2,587	4,567	5,173
Interest expense, net	5,547	2,891	10,513	5,928
Taxes	2,802	—	3,345	—
EBITDA	$71,224	$26,958	$105,991	$55,803
Stock-based compensation expense	3,014	343	4,020	784
Mark to market adjustments, net (1)	(34,586)	—	(37,021)	—
Adjusted EBITDA	$39,652	$27,301	$72,990	$56,587
(1)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and six months ended June 30, 2022.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022		2022
	(in thousands) except per share amounts
	Basic	Diluted	Basic		Diluted
Net Income	$60,658	$60,658	$87,566		$87,566
Add: provision for income taxes	2,802	2,802	3,345		3,345
Income before Income taxes	63,460	63,460	90,911	90911	90,911
Income tax expense (1)	(6,745)	(6,745)	(12,166)		(12,166)
Adjusted net Income	56,715	56,715	78,745		78,745
Less: mark-to-market adjustments (2)	(34,399)	(34,399)	(37,082)		(37,082)
Add: stock-based compensation	3,014	3,014	4,020		4,020
Adjusted net income	$25,330	$25,330	$45,683		$45,683
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	76,039	76,039	76,105		76,105
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	—	8,094	—		8,094
Options and restricted common shares	—	4,312	—		4,349
Total Shares outstanding used in computing net income per share	76,039	88,445	76,105		88,548

Adjusted net income per share (5)	$0.33	$0.29	$0.60		$0.52

1) Calculated using the Company's blended tax rate.
2) Includes the changes in fair value of warrant liability and earnout consideration liability.
3) Assumes both class B shares and Class A shares participate in earnings and are outstanding at the end of the period.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Company did not include the effect of convertible notes to its total shares outstanding used in diluted adjusted net income per share.
Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

Effective April 1, 2022 the Company changed its accounting policy to calculate the basic and diluted earnings per share detailed below.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights.

Effective April 1, 2022, the Company changed its accounting policy to calculate the basic and diluted earnings per share as well as determined that it would push down the changes in fair value of the mark-to-market liabilities related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling interest and non-controlling interest. Diluted net income per share is computed by dividing the net income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of earnouts, exercise of equity awards, exchange of the Class B units and exchangeable notes ("securities") only if the effect is not anti-dilutive.

The Company has adopted this accounting policy to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in ASC 250-10. See Note 13 in Notes to Consolidated Financial Statements in this Form 10-Q.

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
As of June 30, 2022, the Company had cash and cash equivalents of $13.4 million and debt principal outstanding of $388.1 million. As of December 31, 2021, the Company had cash and cash equivalents of $21.9 million and total debt principal outstanding of $395.0 million.
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

At June 30, 2022, there was $388.1 million of total debt outstanding under the Company’s existing credit facilities which included the term loan (the “2021 Credit Facility”) and issuance of exchangeable notes. The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $35.0 million was available for borrowing as of June 30, 2022. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $35.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the credit facility agreement. As of June 30, 2022, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.

Interest rates for the 2021 Credit Facility are calculated as the fluctuating bank prime rate plus the applicable margin of 2.0% or, for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.0%. The Company must also pay an annual commitment fee of 0.40% on the unused portion of the $60.0 million revolving loan commitment. As of June 30, 2022, the effective interest rate on the Company’s 2021 Credit Facility was 3.65%.

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company made an excess cash flow payment of $13.8 million related to 2021 Credit Facility in the three month ended June 30, 2022, and the Company was in compliance with all covenants as of June 30, 2022. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.
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
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the six months ended June 30, 2022 was $51.4 million compared to cash provided by its operating activities of $27.2 million during the six months ended June 30, 2021. The increase in cash provided by operating activities of $24.2 million was primarily attributable to an increase in net income of $42.9 million, depreciation and amortization expense of $4.6 million, equity compensation expense of $4.0 million, amortization of deferred financing costs of $1.3 million and deferred tax expense of $3.1 million. This was partially offset by changes in working capital of $12.1 million and mark to market fair value net changes of $37.0 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the six months ended June 30, 2022 was $3.5 million, primarily relating to capital expenditures compared to cash used in investing activities for the six months ended June 30, 2021 of $1.3 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the six months ended June 30, 2022 was $56.4 million compared to cash used in the Company's financing activities for the six months ended June 30, 2021 of $31.6 million. Cash used in financing activities for the six months ended June 30, 2022, primarily related to payment of issuance costs related to the Business Combination of $23.8 million, and repayment of scheduled principal payments of term loan of $16.9 million, distributions to Holdings' equity holders of $25.7 partially offset by cash drawn under the 2021 Credit Facility of $10.0 million. Cash used for the six months ended June 30, 2021, primarily related to distributions to then equity holders and repayments of debt related to the Company’s prior Credit Facility.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 2 and 7 of our Annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of June 30, 2022, the Company had inventory-related purchase commitments totaling approximately $60.3 million.

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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of June 30, 2022, CompoSecure had $258.1 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2021, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of June 30, 2022, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%
Under the terms of the interest rate swap agreement, CompoSecure receives payments based on the greater of 1-month LIBOR rate or a minimum of 1.00%.
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5,590 at June 30, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of August 9, 2022, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business. In March 2021, the Company received from a former independent sales representative a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers which, if successful, could require payments ranging from $4.0 million to $14.0 million plus costs and expenses, together with additional commission payments on future sales, if any, to such customers. The Company does not believe these commissions are owed, and the parties have initiated a binding arbitration proceeding. It is possible that the Company may, in the future, be subject to other legal proceedings, lawsuits and other claims in the ordinary course of operating its business, which could have a material adverse effect on the Company’s business, operations, financial condition or results of operations.

Item 1A. Risk Factors
Summary of Risk Factors
An investment in our securities involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:
•Risks Related to our Business
•Rapidly evolving domestic and global economic conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.
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
•We have limited experience in the Digital Assets industry and may not succeed in fully commercializing the Arculus Platform.
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

Risks Related to Our Business

Rapidly evolving domestic and global economic conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.

U.S. and international markets and, in particular, the rapidly evolving Digital Assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.
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

Our net revenue increased by 3% from $260.6 million in 2020 to $267.9 million in 2021, but, as an example, declined by 21% from $80.4 million during the first quarter of 2020 compared to $63.7 million during the first quarter of 2021. Accordingly, we may not continue to achieve sales growth in the future and you should not consider our sales growth in the quarter or six months ended June 30, 2022 as indicative of our future performance. Our growth rate may slow in future periods due to a number of factors, which may include slowing demand for its products, increased competition, decreasing growth of its overall market, or its inability to engage and retain customers. If we are unable to maintain consistent sales or continue its sales growth, it may be difficult for us to maintain profitability.

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

We have limited experience in the Digital Asset industry and we may not succeed in commercializing the Arculus Platform.

With our business operations historically focused on the Payment Card industry, we are a new entrant into the Digital Asset industry. The Arculus Platform was commercially launched in the third quarter of 2021. It is possible that consumers of Digital Asset storage products may not be willing to purchase or use the Arculus products, and we may not be able to establish partnerships with our existing and/or new customers to drive partner-branded versions of the Arculus Key card or other Arculus Ecosystem products or services. If we are unable to successfully establish sufficient consumer sales, commercial partnerships and/or business-to- business sales channels, that would likely have a material adverse effect on our business, financial condition and results of operations.

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

We do not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus Wallet involves purchases, sales or other transactions effected by us (or any party other than the sender and the recipient). Further, we are not compensated for such user- directed activities. However, it is possible that regulators may determine that user-directed peer-to-peer transfers using the Arculus Wallet would require registration and compliance with broker-dealer and/or securities exchange regulations.

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

Our credit facility contains restrictive covenants that may impair our ability to conduct business.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $6.10 per share based on the closing price on August 4, 2022. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially owned, at August 1, 2022, approximately 45% and 28%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended June 30, 2022, the Company issued 100,000 shares of Class A Common Stock upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholder.
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

CompoSecure, Inc.

Date: August 9, 2022                        By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022                        By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and June 30, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and June 30, 2021 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and June 30, 2021, as well as the year ended December 31, 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and June 30, 2021, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.