Form 10-Q
period 2022-09-30
CompoSecure, Inc.
filed 2022-11-04
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2022, there were approximately 15,759,668 shares of the shares of the registrant's Class A common stock outstanding and 60,586,800 shares of the registrant's Class B common stock outstanding.

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

“Arculus Wallet™” refers to the Company’s initial Wallet App configured to interface with the Arculus Key card.

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

“Cold Storage” is a method of holding Private Keys for Cryptocurrency assets in an environment that is not connected to the Internet.

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,430	$21,944
Accounts receivable, net	45,797	27,925
Inventories	39,128	25,806
Prepaid expenses and other current assets	2,821	2,596
Total current assets	103,176	78,271

Property and equipment, net	22,822	22,177
Right of use asset, net	9,268	5,246
Deferred tax asset	25,103	25,650
Derivative asset - interest rate swap	9,392	—
Deposits and other assets	24	10
Total assets	$169,785	$131,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$9,685	$12,500
Current portion of lease liabilities	1,815	1,119
Accounts payable	12,626	7,058
Accrued expenses	20,424	10,131
Issuance costs payable	—	23,107
Commission payable	14,924	3,089
Bonus payable	7,467	3,512
Total current liabilities	66,941	60,516

Long-term debt, net of deferred finance costs	220,532	233,132
Convertible notes	127,232	126,897
Derivative liability - convertible notes redemption make-whole provision	367	552
Warrant liability	18,908	35,271
Line of credit	10,000	15,000
Lease liabilities	8,133	4,709
Tax receivable agreement liability	25,752	24,500
Earnout consideration liability	16,751	38,427
Total liabilities	494,616	539,004

Commitments and contingencies (Note 14)

Redeemable non-controlling interest	602,840	608,311

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 15,757,535 and 14,929,982 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 60,586,800 and 61,136,800 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	21,055	12,261
Accumulated other comprehensive income	8,999	—
Accumulated deficit	(957,733)	(1,028,229)
Total stockholders' deficit	(927,671)	(1,015,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$169,785	$131,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$103,305	$66,183	$284,687	$192,648
Cost of sales	41,547	30,035	115,318	87,074
Gross profit	61,758	36,148	169,369	105,574
Operating expenses:
General and administrative expenses	32,752	9,222	70,979	27,517
Selling expenses	3,364	5,330	8,346	5,831
Income from operations	25,642	21,596	90,044	72,226

Other income (expense):
Revaluation of earnout consideration liability	2,636	—	21,676	—
Revaluation of warrant liability	(1,678)	—	16,363	—
Change in fair value of derivative liability - convertible notes redemption make-whole provision	246	—	185	—
Interest expense, net	(5,299)	(2,499)	(14,537)	(7,635)
Amortization of deferred financing costs	(551)	(403)	(1,825)	(1,195)
Other income	1,291	—	1,291	—
Total other income (expenses), net	(3,355)	(2,902)	23,153	(8,830)
Income before income taxes	22,287	18,694	113,197	63,396
Provision for income taxes	(393)	—	(3,738)	—
Net income	$21,894	$18,694	$109,459	$63,396

Net income attributable to redeemable non-controlling interests	$19,077	$—	$93,973	$—
Net income attributable to CompoSecure, Inc.	$2,817	$18,694	$15,486	$63,396

Net income per share attributable to Class A common stockholders - basic	$0.18	n/a	$1.02	n/a
Net income per share attributable to Class A common stockholders - diluted (1)	$0.18	n/a	$0.94	n/a

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	15,433	n/a	15,141	n/a
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	19,662	n/a	32,815	n/a

(1) Net income attributable to CompoSecure, Inc.is adjusted for net effects of stock options for the three months ended September 30, 2022, and for net effects of stock options and Exchangeable Notes for the nine months ended September 30, 2022 to calculate diluted net income attributable to CompoSecure, Inc. See note 13.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$21,894	$18,694	$109,459	$63,396
Other comprehensive income, net:
Unrealized gain on derivative - interest rate swap (net of tax)	3,642	—	8,999	—
Total other comprehensive income, net	3,642	—	8,999	—
Comprehensive income	$25,536	$18,694	$118,458	$63,396
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—	—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—	—	1,006	—
Net income	—	—	—	—	—	—	4,741	4,741	22,167
Restricted stock units issued pursuant to equity-based plans	25,000	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	3,869	—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	22,167	22,167	(22,167)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869	$(1,001,321)	$(984,904)	$608,311
Distributions	—	—	—	—	—	—	(25,729)	(25,729)	—
Stock-based compensation	—	—	—	—	3,014	—	—	3,014	—
Net income	—	—	—	—	—	—	8,474	8,474	52,184
Restricted stock units issued pursuant to equity-based plans	163,550	1	(150,000)	—	—	—	—	1	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	1,488	—	1,488	—
Tax receivable agreement liability	—	—	—	—	2,055	—	—	2,055	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	53,677	53,677	(53,677)
Balance as of June 30, 2022	15,118,532	$2	60,986,800	$6	$17,610	$5,357	$(964,899)	$(941,924)	$606,818
Distributions	—	—	—	—	—	—	(18,706)	(18,706)	—
Stock-based compensation	—	—	—	—	3,715	—	—	3,715	—
Proceeds from exercises of options	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	—	2,817	2,817	19,077
Restricted stock units issued pursuant to equity-based plans and Class B common stock exchanges	639,003	—	(400,000)	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	3,642	—	3,642	—
Tax receivable agreement liability	—	—	—	—	(272)	—	—	(272)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	23,055	23,055	(23,055)
Balance as of September 30, 2022	15,757,535	$2	60,586,800	$6	$21,055	$8,999	$(957,733)	$(927,671)	$602,840
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2020	—	$—	61,136,800	$6	$6,148	$—	$(198,707)	$(192,553)	$—
Distributions	—	—	—	—	—	—	(3,276)	(3,276)	—
Stock-based compensation	—	—	—	—	441	—	—	441	—
Net income	—	—	—	—	—	—	23,222	23,222	—
Balance as of March 31, 2021	—	$—	61,136,800	$6	$6,589	$—	$(178,761)	$(172,166)	$—
Distributions	—	—	—	—	—	—	(11,326)	(11,326)	—
Stock-based compensation	—	—	—	—	343	—	—	343	—
Net income	—	—	—	—	—	—	21,480	21,480	—
Balance as of June 30, 2021	—	$—	61,136,800	$6	$6,932	$—	$(168,607)	$(161,669)	$—
Distributions	—	—	—	—	—	—	(7,731)	(7,731)	—
Stock-based compensation	—	—	—	—	340	—	—	340	—
Net income	—	—	—	—	—	—	18,694	18,694	—
Balance as of September 30, 2021	—	$—	61,136,800	$6	$7,272	$—	$(157,644)	$(150,366)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$109,459	$63,396
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	6,577	7,813
Stock-based compensation expense	7,736	1,124
Amortization of deferred finance costs	1,798	1,167
Change in fair value of earnout consideration liability	(21,676)	—
Revaluation of warrant liability	(16,363)	—
Change in fair value of derivative liability	(185)	—
Deferred tax expense	3,191	—
Changes in assets and liabilities
Accounts receivable	(17,871)	(24,576)
Inventories	(13,322)	3,708
Prepaid expenses and other assets	(225)	216
Deposits and other assets	(14)	(5,330)
Accounts payable	5,568	(1,912)
Accrued expenses	10,293	2,261
Other liabilities	15,885	180
Net cash provided by operating activities	90,851	48,047

Cash flows from investing activities:
Purchase of property and equipment	(7,221)	(3,900)
Net cash used in investing activities	(7,221)	(3,900)

Cash flows from financing activities:
Proceeds from exercise of stock options	2	—
Payment of line of credit	(5,000)	(5,000)
Payment of term loan	(16,878)	(18,000)
Distributions	(44,435)	(22,333)
Payment of issuance costs related to business combination	(23,833)	—
Net cash used in financing activities	(90,144)	(45,333)

Net decrease in cash and cash equivalents	(6,514)	(1,186)

Cash and cash equivalents, beginning of period	21,944	13,422

Cash and cash equivalents, end of period	$15,430	$12,236

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$14,937	$7,635
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$9,392	$—
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
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three month period and nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of September 30, 2022 or December 31, 2021.
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

Effective April 1, 2022, the Company changed its methodology to apply the accounting policy to calculate the basic and diluted earnings per share as well as it determined that it would push down the changes in fair value of the mark-to-market liabilities related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling interest and non-controlling interest. Diluted net income per share is computed by dividing the net income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnouts, exercise of the equity awards, exchange of the Class B units and Exchangeable Notes ("securities") only if the effect is not anti-dilutive.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

The Company has prospectively adopted this change in methodology to apply the accounting policy described above to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in ASC 250-10. See note 13.
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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
3. INVENTORIES
The major classes of inventories were as follows:

	September 30, 2022	December 31, 2021
Raw materials	$39,994	$27,474
Work in process	2,217	582
Finished goods	448	363
Inventory reserve	(3,531)	(2,613)
	$39,128	$25,806
The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	September 30, 2022	December 31, 2021
Machinery and equipment	5 - 10 years	$63,458	$59,437
Furniture and fixtures	3 - 5 years	987	955
Computer equipment	3 - 5 years	927	925
Leasehold improvements	Shorter of lease term or estimated useful life	11,788	11,358
Vehicles	5 years	264	264
Software	1 - 3 years	2,889	2,889
Construction in progress		3,721	985
Total		84,034	76,813
Less: Accumulated depreciation and amortization		(61,212)	(54,636)
Property and equipment, net		$22,822	$22,177
Depreciation and amortization expense on property and equipment was $2,010 and $2,640 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense on property and equipment was $6,577 and $7,813 for the nine months ended September 30, 2022 and 2021, respectively.
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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability for the quarter ended September 30, 2022 and determined that the fair value of the derivative liability was $367 at September 30, 2022 representing a change in fair value of $246 and $185 for the three and nine months ended September 30, 2022, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended September 30, 2022, the Company recognized $2,407 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. For the nine months ended September 30, 2022, the Company recognized $7,127 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 2.00% or for portions of the debt converted to Euro Loans the quoted LIBOR rate plus the applicable margin of 3.00%. At September 30, 2022 and 2021, the effective interest rate on the Revolver and Term Loan was 5.15% and 4.36% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.40% on the unused portion of the $60 million Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $3,439 and $2,902 of interest expense related to the Revolver and the Term Loan for the quarter ended September 30, 2022 and 2021, respectively. The Company recognized $9,609 and $8,830 of interest expense related to the Revolver and the Term Loan for the nine months ended September 30, 2022 and 2021, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company made an excess cash flow payment of $13,753 related to the credit facilities in the nine-month period ended September 30, 2022 per the terms of the facilities. At September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
As of September 30, 2022 and December 31, 2021, there were $10,000 and $15,000 balances outstanding on the Revolver. At September 30, 2022, there was $50,000 of availability for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	September 30, 2022	December 31, 2021
Total debt	$363,122	$380,000
Less: current portion of term loan (scheduled payments)	(9,685)	(12,500)
Less: deferred financing costs, net	(5,673)	(7,471)
Total long-term debt	$347,764	$360,029
Derivative liability - redemption with make-whole provision	$367	$552
The maturity of all the borrowings facilities is as follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

Remainder of 2022	$—
2023	14,372
2024	18,750
2025	200,000
2026	130,000
Total debt	$363,122

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At September 30, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $9,392 at September 30, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements.
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
Effective April 1, 2012, the Company entered into a 10-year lease for its office and manufacturing facilities in Somerset, New Jersey terminating in 2022. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for a five year renewal option. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $338 per year, which reflects an annual 3% escalation factor. The Company exercised its renewal option in December 2020.
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
Effective June 16, 2016, the Company entered into a 10-year lease for a new facility. The lease contains escalating rental payments and terminates on September 30, 2026. The agreement also provides for a renewal option at a fixed rate. The base rent is currently approximately $850 per year, which reflects an annual 3% escalation factor.
Effective May 1, 2022, the Company entered into a 7-year lease for a new facility primarily for warehouse operations in Somerset, New Jersey terminating in 2029. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for two five year renewal options. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent, management fee and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $686 per year, which reflects an annual 3.8% escalation factor.
Effective July 1, 2022, the Company entered into a 3-year lease for a new office facility in Somerset, New Jersey terminating in 2025. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for one five year renewal option. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $147 per year, which reflects an annual 3% escalation factor.

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
The weighted-average remaining lease term for the operating leases was 5.2 years at September 30, 2022. The weighted-average discount rate was 3.83% at September 30, 2022.
ROU assets and lease liabilities related to the operating leases are as follows:

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$9,268	$5,246
Current lease liabilities	Current portion of lease liabilities	1,815	1,119
Non-current lease liabilities	Non-current portion of lease liabilities	8,133	4,709
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$544	$341	$1,309	$979
Variable lease cost	176	123	473	322
Total lease cost	$720	$464	$1,782	$1,301
Future minimum commitments under all non-cancelable operating leases are as follows:

2022 (excluding the nine months ended September 30, 2022)	$538
2023	2,149
2024	2,146
2025	2,176
2026	1,882
Later years	2,117
Total lease payments	11,008
Less: Imputed interest	(1,060)
Present value of lease liabilities	$9,948
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,204	$954
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,104	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
7. EQUITY STRUCTURE
Shares Authorized

As of September 30, 2022, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of September 30, 2022, there were 15,757,535 shares of Class A Common Stock issued and outstanding, 60,586,800 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of September 30, 2022, the Company had 10,837,400 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of September 30, 2022, the Company had 11,578,000 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of September 30, 2022 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $602,840 on September 30, 2022. The redemption value was calculated by multiplying the 60,586,800 Class B Units outstanding at September 30, 2022 by the $9.95 trading price of our Class A common stock on December 27, 2021.
8. STOCK-BASED COMPENSATION
The following table summarizes share-based compensation expense included in general and administrative expenses within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock option expense	$273	$311	$956	$960
Restricted stock unit expense	3,442	—	6,741	—
Incentive units	—	29	39	164
Total stock-based compensation expense	$3,715	$340	$7,736	$1,124

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following table sets forth the stock compensation activity under the Holdings' equity plan, which was assumed by the Company, for the nine month period ended September 30, 2022:
Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	5,409,771	$1.27	4.1	$37,542
Granted	—	—
Exercised	(237,148)	$0.01	2.6	$1,186
Forfeited	—	—
Outstanding at September 30, 2022	5,172,623	$1.33	3.4	$19,423
Vested and expected to vest at September 30, 2022	5,172,623	$1.33	3.4	$19,423
Exercisable at September 30, 2022	4,973,073	$1.15	3.3	$19,384

Restricted Stock and Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2022	—
Granted	6,069,578
Vested	(48,057)
Forfeited	(47,650)
Nonvested at September 30, 2022	5,973,871
Earnouts

Number of Shares
Outstanding at January 1, 2022	657,160
Granted	—
Vested	—
Forfeited	—
Nonvested at September 30, 2022	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The incentive units converted into class B common stock outstanding were 1,236,027 as of September 30, 2022.
Unrecognized compensation cost for unvested stock options, restricted stock awards, incentive units and performance stock units as of September 30, 2022 totaled $35,256, and is expected to be recognized over a weighted average period of approximately 2.8 years.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
9. RETIREMENT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended September 30, 2022 and 2021 was approximately $319 and $252, respectively. Retirement plan expense for the nine months ended September 30, 2022 and 2021 was approximately $1,156 and $786, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The Company made an initial contribution of $150 with additional contributions of $0 for the nine months ended September 30, 2022 and 2021. The total liability was $242 at September 30, 2022 and December 31, 2021 and was recorded in liabilities on the consolidated balance sheet. Contributions to the Plan vest over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$9,392	$9,392
Liabilities Carried at Fair Value:
Public warrants	9,262	—	—	9,262
Private warrants	—	—	9,646	9,646
Earnout consideration	—	—	16,751	16,751
Derivative liability - redemption with make-whole provision	—	—	367	367
December 31, 2021
Liabilities Carried at Fair Value:
Public warrants	$17,714	$—	$—	17,714
Private warrants	—	—	17,557	17,557
Earnout consideration	—	—	38,427	38,427
Derivative liability - redemption with make-whole provision	—	—	552	552

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. At September 30, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $9,392 at September 30, 2022. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s consolidated financial statements. The fair value of interest rate swap has been classified as a Level 3 asset as its valuation requires estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities were remeasured at September 30, 2022, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2021	$35,271
Change in estimated fair value	(16,363)
Estimated fair value at September 30, 2022	$18,908

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants as of September 30, 2022:

September 30, 2022
Exercise Price	$11.50
Risk-free interest rate	4.13%
Expected volatility	46%
Expected dividends	0%
Expected term (years)	4.24
Common Stock market value	$5.01

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

Earnout Consideration Liability
Estimated fair value at December 31, 2021	$38,427
Change in estimated fair value	(21,676)
Estimated fair value at September 30, 2022	$16,751

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the Earnout considerations as of September 30, 2022:

September 30, 2022
Valuation date share price	$5.01
Risk-free interest rate	4.23%
Expected volatility	75% - 77.5%
Expected dividends	0%
Expected term (years)	2.2 - 3.2 years

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

11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales by region:
Domestic	83,842	51,728	216,335	154,454
International	19,463	14,455	68,352	38,194
Total	$103,305	$66,183	$284,687	$192,648
The Company’s principal direct customers as of September 30, 2022 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 76.4%, combined, of total revenue for the three months ended September 30, 2022. Three customers individually accounted for more than 10% of the Company’s revenue or 75.6%, combined, of total revenue for the three months ended September 30, 2021.Three customers individually accounted for more than 10% of the Company’s revenue or 76.8%, combined, of total revenue for the nine months ended September 30, 2022. Two customers individually accounted for more than 10% of the Company’s revenue or 70.4%, combined, of total revenue for the nine months ended September 30, 2021. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 88% and two customers individually accounted for more than 10% or approximately 66% of total accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
One individual vendor accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2022 or approximately 15% of total purchases for the nine months ended September 30,2022. The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2021 or approximately 32% of total purchases for the nine months ended September 30, 2021.

12. INCOME TAXES

The Company recorded income tax provisions of $393 and $3,738 for the three and nine months ended September 30, 2022, respectively. No provisions or benefits were made for federal or state income taxes for the three months and the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
nine months ended September 30, 2021 as prior to the Business Combination completed on December 27, 2021, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2018 are no longer subject to examination by tax authorities.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 1.76% and 3.30% for the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

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

13. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months and nine months ended September 30, 2022. No earnings per share are presented for the periods ended September 30, 2021 as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate in the Company's income or loss and are therefore not participating securities.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Basic and diluted:
Net income	$21,894	$109,459
Less: Net income attributable to non-controlling interest	(19,077)	(93,973)
Net income attributable to Class A Common Stockholders	$2,817	$15,486
Plus: adjustment due to net effect of stock options and exchangeable notes to net income	733	15,446
Net income attributable to Class A Common Stockholders after adjustment	$3,550	$30,932
Weighted average common shares outstanding used in computing net income per share - basic	15,433,438	15,141,169
Plus: net effect of dilutive stock options and exchangeable notes	4,228,622	17,673,514
Weighted average common shares outstanding used in computing net income per share—diluted	19,662,060	32,814,683
Net income per share—basic	$0.18	$1.02
Net income per share—diluted	$0.18	$0.94

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts. The Company applied the if-converted method for the Exchangeable Notes to calculate diluted earnings per share in accordance with ASU 2020-06.

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Potentially dilutive securities:
Warrants	22,415,400	22,415,400
Class B common shares	60,586,800	60,586,800
Exchangeable notes	12,999,978	—
Earnout consideration shares	7,500,000	7,500,000
Stock options and restricted common shares	3,753,590	3,453,590

Change in Accounting Policy for net income per share:

Effective April 1, 2022, the Company had changed its methodology to apply its accounting policy to calculate the basic and diluted earnings per share as well as determined that it would push down the changes in fair value of the mark-to-market liabilities that related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling and non-controlling interest.

The Company observed diversity in practice due to lack of specific guidance in ASC 810 related to earnings per share due to the Company's Up-C structure. The method adopted effective April 1, 2022 was voluntary and more appropriately represented the economics of the net income allocation upon the conversion of the potential dilutive instruments due to the fact that the issuance of Class A Common Stock would result with a corresponding issuance of a Class A Common Unit in Holdings. Further, for similar reasons, pushing down the changes in fair value of the mark-to-market liabilities to Holdings, and therefore allocating the changes between the controlling and non-controlling interest would provide more appropriate information to the users of the financial statements. The Company determined that, accordingly, this change would more appropriately reflect the allocation of the consolidated Company’s net assets between the controlling and non-controlling interest, and the respective basic and dilutive earnings per share presented in the Company’s consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Below is a summary of the impact of the change in accounting policy for the periods indicated:

	Three-month period ended September 30, 2022		Three-month period ended September 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Net income per share attributable to Class A common stockholders - basic	$0.23	$(0.05)	$0.18
Net income per share attributable to Class A common stockholders - diluted	$0.12	$0.06	$0.18
Net income attributable to CompoSecure, Inc.	3,577	(760)	2,817
Net income attributable to redeemable non-controlling interests	$18,314	$763	$19,077

	Nine-month period ended September 30, 2022		Nine-month period ended September 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Net income per share attributable to Class A common stockholders - basic	$3.17	$(2.15)	$1.02
Net income per share attributable to Class A common stockholders - diluted	$1.21	$(0.27)	$0.94
Net income attributable to CompoSecure, Inc.	48,072	(32,586)	15,486
Net income attributable to redeemable non-controlling interests	$63,785	$30,188	$93,973

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Six-month period ended June 30, 2022		Six-month period ended June 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Provision for income taxes	$948	$2,397	$3,345
Net income	89,963	(2,397)	87,566
Net income attributable to CompoSecure, Inc.	44,050	(32,112)	11,938
Net income attributable to redeemable non-controlling interests	45,913	29,715	75,628
Net income per share attributable to Class A common stockholders - basic	$2.94	$(2.14)	$0.80
Net income per share attributable to Class A common stockholders - diluted	$0.97	$(0.22)	$0.75

	Three-month period ended June 30, 2022		Three-month period ended June 30, 2022
Income Statement Items:	Under No-allocation method	Adjustment	As reported
Income tax expense	$405	$2,397	$2,802
Net income	63,055	(2,397)	60,658
Net income attributable to CompoSecure, Inc.	38,437	(29,963)	8,474
Net income attributable to redeemable non-controlling interests	24,619	27,565	52,184
Net income per share attributable to Class A common stockholders - basic	$2.55	$(1.99)	$0.56
Net income per share attributable to Class A common stockholders - diluted	$0.68	$(0.16)	$0.52

	June 30, 2022		June 30, 2022
Balance Sheet Items:	Under No-allocation method	Adjustment	As reported
Deferred tax asset	$25,098	$(321)	$24,777
Retained earnings	(962,502)	(2,397)	(964,899)

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

In February 2021, the Company had received from a third party a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers which could have required

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
payments ranging from $4,000 to $14,000, plus costs and expenses. In October 2022, this dispute was resolved through binding arbitration, resulting in commission payments to the third party within the anticipated range, together with additional commission payments on future sales, if any, to one customer. The Company has accrued $10,248 as a component of accrued expense related to these commission payments as of September 30, 2022.
15. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who is a Class B shareholder of Holdings and who was then a member of Holdings' Board of Managers. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the three months ended September 30, 2022 and 2021 amounted to $13,356 and $1,982, respectively, and amounted to $19,435 and $7,906, for the nine months ended September 30, 2022 and 2021, respectively. The expenses were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of September 30, 2022 and December 31, 2021 related to this agreement were $14,924 and $3,402, respectively. In February 2021, the Company had received from such third party a notice of dispute with respect to whether commissions are due and owing on product sales to certain of the Company’s customers. In October 2022, the Company resolved this dispute through binding arbitration. See Note 14.

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
Results of Operations

Three months ended September 30, 2022 vs three months ended September 30, 2021
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$103,305	$66,183	$37,122	56%
Cost of sales	41,547	30,035	11,512	38%
Gross profit	61,758	36,148	25,610	71%
Operating expenses	36,116	14,552	21,564	148%
Income from operations	25,642	21,596	4,046	19%
Other expenses, net	(3,355)	(2,902)	(453)	16%
Income before income taxes	$22,287	$18,694	$3,593	19%
Provision for income taxes	(393)	—	$(393)	100%
Net income	21,894	18,694	3,200	17%
Net income attributable to redeemable non-controlling interests	19,077	—	19,077	100%
Net income attributable to CompoSecure, Inc	2,817	18,694	(15,877)	(85)%

	Three Months Ended September 30,
	2022	2021
Gross Margin	60%	55%
Operating margin	25%	33%
Net Sales

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$83,842	$51,728	$32,114	62%
International	19,463	14,455	5,008	35%
Total	$103,305	$66,183	$37,122	56%
The Company’s net sales for the quarter ended September 30, 2022 increased $37.1 million, or 56%, to $103.3 million compared to $66.2 million for the quarter ended September 30, 2021. The increase in net sales was driven by a 62% increase in domestic sales and a 35% increase in international sales.
Domestic: The Company’s domestic net sales for the quarter ended September 30, 2022 increased $32.1 million, or 62%, to $83.8 million compared to $51.7 million for the quarter ended September 30, 2021. The increase was primarily driven by continued higher demand for the Company's products which began primarily in the second half of the year ended

December 31, 2021. This was primarily due to higher customer acquisition by the Company’s clients as they continue to emerge from the adverse impact from the COVID-19 pandemic compared to the quarter ended September 30, 2021.
International: The Company’s international net sales for the quarter ended September 30, 2022 increased $5.0 million, or 35%, to $19.5 million compared to $14.5 million for the quarter ended September 30, 2021. This increase was primarily driven by sales through international distributor channels and the increase in demand in the FinTech market.
In addition, the following table presents the Company’s net sales for the three months ended September 30, 2022 compared to the three months ended June 30, 2022:

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
	(in thousands)
Net sales	$103,305	$97,199	$6,106	6%
Gross Profit and Gross Margin
The Company’s gross profit for the quarter ended September 30, 2022 increased $25.6 million, or 71%, to $61.8 million compared to $36.1 million for the quarter ended September 30, 2021. The gross profit margin percentage improved from 55% to 60%. The gross margin improvement in the quarter ended September 30, 2022 resulted primarily from higher card issuance volumes as well as favorable product mix and improvement in production yields which was primarily driven by improvements in manufacturing processes compared to the quarter ended September 30, 2021.
Operating Expenses
The Company’s operating expenses for the quarter ended September 30, 2022 increased $21.6 million compared to the quarter ended September 30, 2021. This increase was driven by salaries, employee related benefits and commissions of $16.2 million, increased insurance expense of $1.5 million, various sales related taxes of $0.2 million, increase in stock based compensation of $3.4 million and an overall increase in utilities, supplies and various other costs of $2.3 million due to the growth in operations. This was partially offset by a decrease in marketing expenses of $2.2 million.
Income from Operations and Operating Margin
During the quarter ended September 30, 2022, the Company had income from operations of $25.6 million compared to income from operations of $21.6 million for the quarter ended September 30, 2021. The operating margins for the quarter ended September 30, 2022 decreased to 25% compared to 33% for the quarter ended September 30, 2021. The decrease in operating margin percentage was primarily due to the increase in operating expenses described above.
Other Income (Expenses) (net)
Interest expense for the quarter ended September 30, 2022 increased $2.9 million, or 102%, to $5.8 million compared to $2.9 million for the quarter ended September 30, 2021. The additional interest expense resulted primarily from the issuance of Exchangeable Notes in December 2021 resulting in an increase in outstanding debt during the quarter ended September 30, 2022. The increase in interest expense was more than offset by an overall decrease in other expenses due to the favorable change in the fair value of earnout consideration liabilities of $2.6 million, other income of $1.3 million, and derivative liability of $0.3 million, which were partially offset by an unfavorable change in the fair value of $1.7 million in warrant liability. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the quarter ended September 30, 2022 was $21.9 million, compared to net income of $18.7 million for the quarter ended September 30, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix, favorable change in the fair value of earnout consideration liability of $2.6 million and $0.3 million of derivative liability, offset by an unfavorable change in the fair value of warrant liabilities of $1.7 million, arbitration charge of $10.2 million and increases in operating expenses as a result of higher sales volume.

Nine months ended September30, 2022 vs Nine months ended September 30, 2021

The following table presents the Company’s results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$284,687	$192,648	$92,039	48%
Cost of sales	115,318	87,074	28,244	32%
Gross profit	169,369	105,574	63,795	60%
Operating expenses	79,325	33,348	45,977	138%
Income from operations	90,044	72,226	17,818	25%
Other expenses, net	23,153	(8,830)	31,983	(362)%
Income before income taxes	113,197	63,396	49,801	79%
Provision for income taxes	(3,738)	—	(3,738)	100%
Net income	109,459	63,396	46,063	73%
Net income attributable to redeemable non-controlling interests	93,973	—	93,973	100%
Net income attributable to CompoSecure, Inc	$15,486	$63,396	$(47,910)	(76)%

	Nine Months Ended September 30,
	2022	2021
Gross Margin	59%	55%
Operating margin	32%	37%
Net Sales

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	216,335	154,454	61,881	40%
International	68,352	38,194	30,158	79%
Total	284,687	192,648	92,039	48%
The Company’s net sales for the nine months ended September 30, 2022 increased $92.0 million, or 48%, to $284.7 million compared to $192.6 million for the nine months ended September 30, 2021. The increase in net sales was driven by a 40% increase in domestic sales and a 79% increase in international sales.
Domestic: The Company’s domestic net sales for the nine months ended September 30, 2022 increased $61.9 million, or 40%, to $216.3 million compared to $154.5 million for the nine months ended September 30, 2021. This increase was primarily driven by continued higher demand for the Company's products that began primarily in the second half of the year ended December 31, 2021. This was primarily due to higher customer acquisition by the Company’s clients as they continue to emerge from the adverse impact from the COVID-19 pandemic compared to the nine months ended September 30, 2021.
International: The Company’s international net sales for the nine months ended September 30, 2022 increased $68.4 million, or 79%, to $30.2 million compared to $38.2 million for the nine months ended September 30, 2021. This increase was primarily driven by sales through international distributor channels and the increase in demand in the FinTech market.

Gross Profit and Gross Margin
The Company’s gross profit for the nine months ended September 30, 2022 increased $63.8 million, or 60%, to $169.4 million compared to $105.6 million for the nine months ended September 30, 2021. The gross profit margin percentage improved from 55% to 59%. The gross margin improvement in the nine months ended September 30, 2022 resulted primarily from higher card issuance volumes as well as favorable product mix and improvement in production yields which was primarily driven by improvements in manufacturing processes compared to the nine months ended September 30, 2021.
Operating Expenses
The Company’s operating expenses for the nine months ended September 30, 2022 increased $46 million compared to the nine months ended September 30, 2021. This was due to increases in salaries, employee related benefits and commissions of $21.7 million, marketing and professional fee expenses of $6.3 million, increased insurance expenses of $4.2 million, stock based compensation of $6.6 million, increase in taxes of $4.3 million, and an overall increase in utilities, supplies and various other costs of $2.9 million due to the growth in operations.
Income from Operations and Operating Margin
During the nine months ended September 30, 2022, the Company had income from operations of $90.0 million compared to income from operations of $72.2 million for the nine months ended September 30, 2021. The operating margins for the nine months ended September 30, 2022 decreased to 32% compared to 37% for the nine months ended September 30, 2021. The decrease in operating margin percentage was primarily due to the noted increase in operating expenses.
Other Income Expenses (net)
Interest expense for the nine months ended September 30, 2022 increased $7.5 million, or 85%, to $16.4 million compared to $8.8 million for the nine months ended September 30, 2021. The additional interest expense resulted primarily from the issuance of Exchangeable Notes in December 2021 resulting in an increase in outstanding debt during the nine months ended September 30, 2022. The increase in interest expense was more than offset by a decrease in other expense due to the favorable change in the fair value of earnout consideration liabilities of $21.7 million, a change in the fair value of $16.4 million in warrant liability and an increase in other income of $1.3 million. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the nine months ended September 30, 2022 was $109.5 million, compared to net income of $63.4 million for the nine months ended September 30, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix, change in fair value of earnout consideration liabilities of $21.7 million and favorable change in fair value of $16.4 million in warrant liability, partially offset by increases in operating expenses as a result of the higher sales volume, and arbitration charge and marketing costs.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$21,894	$18,694	$109,459	$63,396
Add:
Depreciation and amortization	2,010	2,640	6,577	7,813
Interest expense, net	5,850	2,902	16,362	8,830
Taxes	393	—	3,738	—
EBITDA	$30,147	$24,236	$136,136	$80,039
Stock-based compensation expense	3,715	340	7,736	1,124
Mark to market adjustments, net (1)	(1,204)	—	(38,224)	—
Adjusted EBITDA	$32,658	$24,576	$105,648	$81,163
(1)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and nine months ended September 30, 2022.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022		2022
	(in thousands) except per share amounts
	Basic	Diluted	Basic	Diluted
Net Income	$21,894	$21,894	$109,459	$109,459
Add: provision for income taxes	393	393	3,738	3,738
Income before Income taxes	22,287	22,287	113,197	113,197
Income tax expense (1)	(5,266)	(5,266)	(17,432)	(17,432)
Adjusted net Income	17,021	17,021	95,765	95,765
Less: mark-to-market adjustments (2)	(957)	(957)	(38,040)	(38,040)
Add: stock-based compensation	3,715	3,715	7,736	7,736
Adjusted net income	$19,779	$19,779	$65,461	$65,461
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	76,020	76,020	75,728	75,728
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	—	8,094	—	8,094
Options and restricted common shares	—	4,229	—	4,674
Total Shares outstanding used in computing net income per share	76,020	88,343	75,728	88,496

Adjusted net income per share (5)	$0.26	$0.22	$0.86	$0.74

1) Calculated using the Company's blended tax rate.
2) Includes the changes in fair value of warrant liability and earnout consideration liability.
3) Assumes both Class B shares and Class A shares participate in earnings and are outstanding at the end of the period.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Company did not include the effect of Exchangeable Notes to its total shares outstanding used in diluted adjusted net income per share.
Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

Effective April 1, 2022, the Company changed its accounting policy to calculate the basic and diluted earnings per share as detailed below.

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

Effective April 1, 2022, the Company changed its methodology to apply its accounting policy to calculate the basic and diluted earnings per share as well as determined that it would push down the changes in fair value of the mark-to-market liabilities related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling interest and non-controlling interest. Diluted net income per share is computed by dividing the net income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of earnouts, exercise of equity awards, exchange of the Class B units and Exchangeable Notes ("securities") only if the effect is not anti-dilutive.

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
As of September 30, 2022, the Company had cash and cash equivalents of $15.4 million and debt principal outstanding of $373.1 million. As of December 31, 2021, the Company had cash and cash equivalents of $21.9 million and total debt principal outstanding of $395.0 million.
The Company believes that cash flows from its operations and available cash and cash equivalents are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

At September 30, 2022, there was $373.1 million of total debt outstanding under the Company’s existing credit facilities which included the term loan (the “2021 Credit Facility”) and the Exchangeable Notes. The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $50.0 million was available for borrowing as of September 30, 2022. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $50.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the credit facility agreement. As of September 30, 2022, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.

Interest rates for the 2021 Credit Facility are calculated as the fluctuating bank prime rate plus the applicable margin of 2.0% or, for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.0%. The Company must also pay an annual commitment fee of 0.40% on the unused portion of the $60.0 million revolving loan commitment. As of September 30, 2022, the effective interest rate on the Company’s 2021 Credit Facility was 5.15%.
The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company made an excess cash flow payment of $13.8 million related to 2021 Credit Facility in the nine months ended September 30, 2022. The Company was in compliance with all covenants as of September 30, 2022. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.
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
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the nine months ended September 30, 2022 was $90.9 million compared to cash provided by operating activities of $48.0 million during the nine months ended September 30, 2021. The increase in cash provided by operating activities of $42.8 million was primarily attributable to an increase in net income of $46.1 million, equity compensation expense of $7.7 million, amortization of deferred financing costs of $1.8 million, depreciation and amortization expense of $6.6 million and deferred tax expense of $3.2 million. This was partially offset by changes in mark to market fair value net changes of $38.2 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the nine months ended September 30, 2022 was $7.2 million, primarily relating to capital expenditures, compared to cash used in investing activities for the nine months ended September 30, 2021 of $3.9 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the nine months ended September 30, 2022 was $90.1 million compared to cash used in the Company's financing activities for the nine months ended September 30, 2021 of $45.3 million. Cash used in financing activities for the nine months ended September 30, 2022 primarily related to payment of issuance costs related to the Business Combination of $23.8 million, repayment of scheduled principal payments of term loan of $16.9 million, and distributions to Holdings' equity holders of $44.4 million. Cash used for the nine months ended September 30, 2021 primarily related to distributions to then equity holders and repayments of debt related to the Company’s prior Credit Facility.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 2 and 7 of our Annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of September 30, 2022, the Company had inventory-related purchase commitments totaling approximately $68.0 million.

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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of September 30, 2022, CompoSecure had $243.1 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2021, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of September 30, 2022, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%
Under the terms of the interest rate swap agreement, CompoSecure receives payments based on the greater of 1-month LIBOR rate or a minimum of 1.00%.
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $9,392 at September 30, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of November 4, 2022, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business. In February 2021, the Company received from a former independent sales representative a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers which have required payments ranging from $4.0 million to $14.0 million plus costs and expenses. In October 2022, this dispute was resolved through binding arbitration, resulting in commission payments to the former independent sales representative within the anticipated range, together with additional commission payments on future sales, if any, to one customer. It is possible that the Company may, in the future, be subject to other legal proceedings, lawsuits and other claims in the ordinary course of operating its business, which could have a material adverse effect on the Company’s business, operations, financial condition or results of operations.

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

We may not continue to achieve sales growth in the future and you should not consider our sales growth in the quarter or nine months ended September 30, 2022 as indicative of our future performance. Our growth rate may slow in future periods due to a number of factors, which may include slowing demand for its products, increased competition, decreasing growth of its overall market, or its inability to engage and retain customers. If we are unable to maintain consistent sales or continue its sales growth, it may be difficult for us to maintain profitability.

Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.

Our two largest customers are American Express and JPMorgan Chase. Together, these customers represented approximately 72% of our net sales for the years ended December 31, 2021 and 2020. Our ability to meet our customers’ high-quality standards in a timely manner is critical to our business success. If we are unable to provide our products and services at high quality and in a timely manner, our customer relationships may be adversely affected, which could result in the loss of customers.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $5.21 per share based on the closing price on November 3, 2022. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended September 30, 2022, the Company issued 400,000 shares of Class A Common Stock upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholder.
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

CompoSecure, Inc.

Date: November 4, 2022                        By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022                        By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.
18	Preferability Letter re Change in Accounting Principles

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021, as well as the year ended December 31, 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and September 30, 2021, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.