Form 10-K
period 2022-12-31
CompoSecure, Inc.
filed 2023-03-10
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐
As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting common stock outstanding, other than shares held by non-affiliates of the registrant at that date, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the Nasdaq, was approximately $48.2 million (based on the closing sales price of the common stock on June 30, 2022 of $5.20).
As of March 7, 2023, there were approximately 17,784,242 shares of the registrant's Class A common stock outstanding and 60,097,611 shares of the registrant's Class B common stock outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

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

Part I
Item 1. Business
BUSINESS

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us,” “our,” and similar terms refer to CompoSecure, Inc. and its consolidated subsidiaries.

Overview

Founded in 2000, the Company is a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company’s innovative metal payment card technology and Arculus security and authentication capabilities deliver unique, premium branded experiences, enable people to access and use their assets, and ensure trust at the point of a transaction.

Mission and Values

The Company’s mission is to combine elegance, simplicity, and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s values are embodied in the following key concepts:
Key Product Overview

The Company led the creation and growth of the metal card form factor through its expertise in material science and has been at the forefront of emerging embedded payment technology (e.g., the evolution of “tap to transact”). For more than two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key payment card industry innovations in materials science, metal form factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products has resulted in widespread adoption by major banks, financial institutions and leading fintech innovators to support their acquisition and retention of consumer and business card customers. From 2010 through 2022, the Company produced and sold approximately 144 million metal payment cards worldwide (i.e., credit and debit cards issued on one of the Visa, MasterCard, American Express, Discover, and China Union Pay payment networks). In 2022 alone, the Company provided metal payment card solutions for more than 125 branded and co-branded card programs, totaling approximately 30 million payment cards sold. The Company’s metal payment card solutions have generated, and are expected to continue to generate, a significant base of growing, highly profitable revenue. The Company is now accelerating innovation in secure authentication technology solutions with the launch of Arculus (named for the ancient Roman god of safes and strongboxes). Arculus is a digital security platform with broad industry applicability. Through the convenience of a premium metal card, this technology is designed to solve chronic industry and consumer needs for reliable, trusted and secure authentication solutions - moving beyond passwords, as well as providing enhanced security for storage of digital assets. The Company's Arculus technology is designed to transform a metal payment card into a multifunctional device to support both traditional payments and to act as a ‘tap-to-authenticate’ hardware token allowing for passwordless and hardware-based multi-factor authentication.

Market Opportunity

Edgar, Dunn and Company, a global financial services and payments consulting firm (“Edgar Dunn”), estimated there were 9 billion addressable payment cards in circulation (from total of over 15 billion) globally in 2022, with 4.5 billion addressable payment cards issued in 2022, and estimates total cards issued will grow to 5.5 billion by 2025. Similarly, McKinsey & Company, a leading management consulting firm, estimates that global payment card revenue is expected to grow from $2.1 trillion in 2021 to $3.3 trillion by 2026. Ongoing payment card innovations, particularly dual-interface (“contactless” or “tap-to-pay”) functionality, are expected to support continued physical card use as compared with other payment approaches.

Payment cards are primarily offered by bank issuers through proprietary issuer brands or as co-branded cards that leverage the brand equity and customer base of co-brand partners. Issuers dedicate significant resources to acquire new customers, retain existing customers, and grow customer spend as intense competition drives the need to differentiate their payment card programs. Issuers use advertising and program benefits to attract cardholders and also use brand recognition that relies upon the physical attributes of the payment card itself, including the look, feel and composition of the physical cards.

The Company’s metal payment cards offer issuers the opportunity to provide a premium experience to their cardholders as part of a payment card program’s overall combination of benefits. Traditional plastic card programs are highly commoditized and have historically relied upon offering benefits such as introductory interest rates, discounts, and rewards to win customers. These benefit costs are variable and can be unpredictable. Use of metal payment cards has become an increasingly key differentiator among payment card programs. Relative to traditional program incentives, the cost of a metal payment card is relatively low and predictable, giving card issuers a strong return on investment for premium metal payment cards provided by the Company.

Metal payment cards were initially designed and marketed to payment card issuers targeting relatively small segments of high-net-worth cardholders. Market acceptance within the high-net-worth segment has led issuers to expand their metal payment card offerings to target mass affluent and other customer segments. Issuance of Metal payment cards is growing quickly but remains in early phases of adoption globally. With an estimated 2022 global addressable market of 4.5 billion payment cards issued, the Company’s total penetration is estimated to be less than 0.7%.

The Company believes the payment card market is undergoing a long-term transformation from plastic to metal card form factors. The following key market dynamics support issuer decisions to add metal payment cards to their programs:

•Based on market survey data collected by Edgar Dunn, consumers globally favor metal form factors as superior to existing plastic cards and have even said they would switch banks to obtain a metal payment card. Technological and manufacturing innovations enable the Company to offer issuers an array of different metal form factors, and added features, with a variety of price points to provide issuers competitive differentiation in their card programs. This range of card offerings is expected to continue to drive adoption of metal payment cards across segments in issuer card portfolios (consumer, small business, corporate, etc.) and card types (credit, debit, loyalty, etc.).

•The Company believes that dual-interface metal payment cards are easier to use than most mobile payment platforms, and that entrenched consumer preference for physical form factors are expected to maintain the role of payment cards in the marketplace notwithstanding the introduction of mobile payment platforms such as Apple Pay® and Google Pay®. It is expected that mobile payment platforms will continue to grow, but not replace physical cards as the dominant transaction model. For example, it has been reported that dual-interface cards are being used five times more often than ApplePay® (up from 3.7 times in 2021) and 2.5 times more than all mobile wallets combined (up from 1.6 times in 2021). Dual-interface cards are more popular among consumers for in-person transactions and online transactions, with one study recently reporting that 80% of consumers preferred using a debit or credit card when buying online.

•Card issuers are considering the adoption of new payment card features, including biometrics, dynamic card verification value (“CVV”), and LED display features, among others. The incremental costs of adding these technologies to payment cards favors the use of metal form factors instead of plastic cards. The Company believes metal cards provide a more durable physical housing versus plastic, thus better preserving the integrity and functionality of any added technologies, driving efficiency in issuer acquisition costs.

•Payment cards remain the primary payment instrument at the point of sale. The introduction of dual-interface cards is expected to continue to drive use of physical cards in stores. It has been reported that dual-interface cards were used in 14% of in-store payments in 2022, twice as much as in 2021. Even with the ongoing global expansion of e-commerce, the need for physical card products is not expected to significantly diminish. After more than two decades of e-commerce activity, it is estimated that less than 15% of total U.S. retail sales in 2022 were completed through e-commerce channels.

The Company’s products and services are designed to serve the convergence of large and growing addressable markets supported by increasing business and consumer demand for solutions supporting contactless payments, enhanced security and fraud protection. The Company believes there is a compelling market opportunity to provide payment card issuers, and other existing and prospective metal card clients, secure authentication solutions to meet the growing demand to enhance consumer security, through the use of a premium metal card - Powered by Arculus. Today’s digital world leaves consumer assets exposed to fraud, hacking and other dangers. Website and App developers are trying to mitigate these dangers, but consumers are faced with antiquated and expensive security solutions that have complicated user experiences including usernames and passwords at risk for being stolen or otherwise compromised. Based on industry reports:

•Identity fraud losses totaled $52 billion in 2021, including fraud scams to obtain personal information from consumers, affecting 42 million U.S. adults.

•Over 422 million people were victims of data breaches in 2022; representing about a 42% increase over 2021 data.

•Payment card fraud losses worldwide exceeded $32 billion in 2021, of which nearly $12 billion was in the U.S.

•Passwords are often identified as the weak link in cybersecurity, with password security issues accounting for 80% of all data breaches globally in 2022.

•Most consumers are ready to transition away from password login methods and consider secure access to be highly influential in trusting their financial services providers.

Security attacks are increasing, with both external and internal threats of growing concern to consumers and industry participants. Use of secure authentication provides a high level of security for passwordless authentication. The Company's Arculus secure authentication technology is expected to address the growing need for more secure, but frictionless solutions - for payment card issuers and other businesses seeking to improve their consumer experience.

Growth Opportunities

The Company is a high-growth, profitable technology company, focused on innovative payments, security, and authentication solutions. The Company has a demonstrated track record of achieving growth in operational scale and financial performance, including:

•Card programs served grew from approximately 60 in 2018 to over 125 in 2022;

•Metal payment card unit sales grew from 12.6 million in 2018 to approximately 30 million in 2022 (24% compound annual growth rate or “CAGR”);

•Net sales grew from $155 million in 2018 to $378 million in 2022 (25% CAGR); and

•Net income grew from $52 million in 2018 to $131.8 million in 2022 (26% CAGR) and Adjusted EBITDA grew from $69 million in 2018 to $136 million in 2022 (19% CAGR). Adjusted EBITDA is a non-GAAP financial measure that is not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. For a reconciliation of Adjusted EBITDA to net income, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures.

Even with its long-term track record of growth and leadership in metal payment card solutions, the Company’s sales volume in 2022 represented less than 0.7% of estimated addressable market, indicating substantial opportunity for further penetration of the global payment card market. Presently, the Company's metal payment card growth activities are targeted in these primary areas:

Domestic Expansion. In 2022, the Company produced metal payment cards for 8 of the top 10 U.S. card issuers. The Company believes there are substantial opportunities to expand adoption of metal form factors for existing client proprietary and co-branded mass affluent card programs which do not currently offer metal payment cards. The number of issuers adopting metal programs continues to increase, and there has been an increase in card issuers expanding their metal card programs to additional proprietary and co-branded portfolios. The Company’s marketing and sales activities target opportunities to expand metal card programs for existing customers and to introduce metal form factors to new card issuer clients in the U.S.

International Expansion. The Company’s net sales from non-U.S. metal payment card programs in 2022 totaled $83 million, more than four times its 2018 net sales of $19 million from non-U.S. programs. The Company believes that issuers in international markets are still in the early stages of adoption of metal form factors and largely untapped opportunities exist across major markets in Europe, Asia, India, the Middle East, and Latin America. In these regions, issuers are developing awareness of the relatively low cost and attractive economics of metal payment card programs. The Company has continued to grow its team of international direct sales representatives and third-party distribution partners to further support growth in markets outside of the U.S.

Fintech Issuers. Innovative new issuers, including digital challenger banks and other emerging fintechs, are increasingly seeking premium physical touch points to enhance their otherwise digital-only customer relationships. Fintech is a word formed from the combination of “financial” and “technology” and is used to describe new technologies to deliver financial services to help businesses and consumers manage their financial activities.

Technology and Innovation. Since its founding, the Company’s growth has been underpinned by the transformative security and payments technologies it has developed and commercialized for large, mainstream markets. The Company expects to maintain its technological advantages over competitors with consistent research and development investment in its Innovation Lab to drive new metal form factors and card features, including the Arculus portfolio of secure authentication and digital asset storage solutions, which provide opportunities for expanded revenue and profitability. In addition to new products and revenue opportunities, the Company’s Innovation Lab is continually focused on improvements in manufacturing processes to drive efficiency, increase capacity, improve sustainability, and reduce waste to support enhanced operating leverage and profitability. The Company's use of 65% post-consumer recycled stainless steel in its metal card products is a major sustainability advantage over plastic cards.

Key Products

The Company is a category leader in the design and manufacture of premium metal payment cards. Its metal payment cards are currently issued on the Visa®, Mastercard®, American Express®, and China Union Pay® payment networks.

The Company has a track record of more than two decades of pioneering continuous payment card innovation in metal form factors. In 2003, for the American Express® Centurion® program, the Company created the world’s first metal payment card and, in 2009, the Company developed the first commercialized metal payment cards with embedded EMV® chips (EMV is an acronym derived from the names Europay, Mastercard and Visa, and is a high-security payment protocol for payment cards which utilizes an embedded microprocessor that, when paired with an EMV® enabled payment terminal, authenticates cardholder transactions; EMV® cards are often called “chip cards). In 2010, for the JP Morgan Chase Sapphire Preferred® program, the Company created the first metal payment card targeting the mass affluent segment, significantly expanding the potential number of cardholders that issuers could address with metal payment cards. In 2017, the Company introduced the first large-scale NFC-integrated dual-interface metal payment cards for the American Express® Platinum® program. NFC refers to the near-field communications protocol which enables RFID (i.e., radio-frequency identification) communications between payment cards and payment terminals. Dual-interface payment cards today comprise the majority of the Company’s sales volume because of the speed and convenience they offer to cardholders. In 2022, the Company began offering payment cards with Arculus secure authentication and cold storage functionality. The Company has key US and international patents and trade secrets in many facets of metal card form factors and manufacturing processes, including the integration of NFC technology into metal payment cards.

The Company provides its clients customized and highly differentiated financial payment products in order to support and grow the acquisition, retention, and spending of cardholders. The Company leverages the latest innovations in security and functionality to provide its clients with payment cards that deliver elevated, premium experiences to cardholders. The Company offers a variety of metal payment cards, at different price points and using an array of metal and metal-polymer hybrid constructions, that allow clients to customize their payment card programs to target specific cardholder segments. The Company's payment cards are tailored to specific client and payment card program requirements. The Company’s primary metal form factors include:

Embedded Metal	Metal Veneer Lite	Metal Veneer	Full Metal
Metal core with polymer front and back faces	Metal front with polymer back	Metal front with polymer back	Greatest metal density and weight
Features dual-interface technology	Features dual-interface technology	Features dual-interface technology	Features dual-interface technology
Flexible design options	Weighs approximately 13 grams	Can be engraved	Supports 2D/3D engraved graphics
Weighs approximately 12 grams		Weighs approximately 16 grams	Weighs approximately 21-28 grams

The Company has also recently introduced the following innovative metal card form factors to respond to the needs of payment card issuers to increasingly seek to differentiate their brands to business and consumer customers:

Lux GlassTM	Echo MirrorTM	Ceramic Metal Hybrid
Uses of Corning® Gorilla® Glass with metal bezel	Buffed stainless-steel	Metal front with polymer back
Durable for heavy use	Mirror-like finish and scratch-resistant coating	Black or white ceramic coating
Elegant look and feel with metal sound	Supports laser/mechanical engraving	Supports laser/mechanical engraving
Weighs approximately 8 grams	Weighs approximately 20 grams	Weighs approximately 20 grams

In addition, as payment card issuers face growing demand for enhanced security and other distinctive features for their card programs, the Company’s Innovation Lab has recently provided its customers the opportunity to include any of the following new and innovative features in their payment cards:

•Biometric cards - This feature adds on-card biometric sensors for added security. The Company offers a fingerprint sensor on the card body so that the card can only be used at point-of-sale by the cardholder who has enrolled their unique fingerprint to the card, which is stored in the chip module in the card.

•Dynamic CVV – Adding dynamic CVV technology to metal cards as an additional security feature converts the 3-digit CVV code from a static number printed on the back of the card to one on a tiny e-ink screen that refreshes periodically. As the cardholder must physically possess the card to have all the necessary information to make a purchase, this technology aims to fight the $32 billion payment card fraud crisis facing the credit card industry.

•LED – This feature can be added to the Company’s Metal Veneer cards, enabling the issuing bank logo (or other elements) on the face of the card to light up with LEDs when a contactless transaction is initiated at the point of sale.

Arculus Business Solutions: The Company's Arculus technology is designed to transform a metal payment card into a multifunctional device to support both traditional payments and to act as a ‘tap-to-authenticate’ hardware token allowing for passwordless and hardware-based multi-factor authentication. Leveraging a familiar form factor (payment card) as an authentication key allows for a frictionless user experience, delivers improved security, and continues to enhance the brand for card issuers and co-brand partners. The Arculus Business Solutions offer customizable security features that can be seamlessly integrated into the Company’s premium metal cards to drive consumer acquisition for the Company's clients and a high-quality experience for their consumers. The Company believes its Arculus technology elevates the digital security experience for consumers by seamlessly integrating secure authentication and/or cold storage capabilities into their everyday wallets.

The Company’s primary Arculus Business Solutions are:

•Payments + Arculus Secure Authentication – The Arculus Secure Authentication Solutions are expected to be seamlessly integrated and paired with the Company’s payment cards, allowing consumers to make transactions and gain secure access to personal accounts, all from the same metal card. This custom security solution enables card issuers and other businesses to build multi-factor authentication solutions for their customers, through the convenience of the Company’s premium metal cards — “Powered by Arculus.” The Arculus customizable secure authentication feature is designed to fit into each client’s own information technology infrastructure with ease, enabling them to meet the specific needs of their customers. With over 555 million passwords stolen since 2017, Arculus provides a more secure option for businesses and their customers, offering a best-in-class, passwordless and secure authentication experience. The Arculus Secure Authentication Solution is FIDO2 certified, and the Company has obtained approval by Mastercard and Visa to produce metal payment cards with authentication capabilities. FIDO2 refers to Fast Identity Online, a technology which enables users to leverage common devices to easily authenticate to online services in both mobile and desktop environments. The Arculus Secure Authentication Solution allows clients to generate and store their FIDO2 security key on a custom branded metal card, rather than a clunky and generic USB dongle or other hardware token, resulting in a smooth customer experience and increased brand loyalty with each tap-to-authenticate interaction.

•White-Labeled Cold Storage – The Company also offers a white-labeled cold storage wallet in the form of a premium metal card, to give consumers the ability to make transactions and store the private keys to their digital assets in a single metal card. The Arculus Cold Storage Solution works across exchanges, marketplaces, and platforms to bring convenience into the world of self-custody — allowing consumers to simply and securely access their digital assets.

•Payments + Arculus Cold Storage – The Company also expects to offer the combination of Arculus digital asset cold storage capabilities with a premium metal payment card to give consumers the ability to make transactions and store the private keys to their digital assets in a single metal card. The Arculus Cold Storage Solution works across exchanges, marketplaces, and platforms to bring convenience into the world of self-custody — allowing consumers to simply and securely access their digital assets. As digital assets try to establish their value in the world, card issuers offering metal payment cards featuring cold storage capabilities signal a future-forward mindset to their customers. The Arculus Cold Storage Solution can integrate directly into existing card issuer infrastructures. Arculus technology is built to fit with and promote client branding. From white-labeled mobile applications to custom metal cards, Arculus provides secure solutions that amplify client brands into their consumer's everyday wallets.

•Payments + Arculus Secure Authentication + Arculus Cold Storage – The Company also expects to be able to combine its Arculus Secure Authentication Solution and Arculus Cold Storage Solution to enable card issuers and other businesses to build multi-factor authentication solutions for their customers and offer consumers the ability to make transactions and store the private keys to their digital assets – all on the same metal card.

Consumer Products: For consumers, the Company launched Arculus in October 2021 with the introduction of the Arculus Cold Storage wallet for simple and secure storage of digital assets for consumers. The Arculus Cold Storage wallet, is a revolutionary cold storage wallet for securing digital assets. The risk of loss of valuable assets by consumers and other industry participants is driving the need for more advanced security solutions to protect these digital assets against fraud and theft. It is estimated that about $10 billion in 2021, and $3.8 billion in 2022, in digital assets were stolen from consumers. The Company believes the use of the Arculus Cold Storage Wallet could substantially reduce the risk of catastrophic loss of valuable assets. Wallets enable users to access and monitor their digital assets and initiate transactions. Hot storage wallets generate and store private and public keys and digitally sign transactions within Internet-connected devices where storage of the keys is hosted by a third-party custodian. For example, digital asset exchanges today typically provide their customers hot storage wallets with the exchange having custody of the user’s private keys (which refers to codes needed for a user to access their digital assets). By contrast, cold storage wallets store private keys in the custody of the user, eliminating custodial-based security vulnerabilities. Though typically more convenient for day-to-day transaction activity than cold storage, Hot storage wallets are more prone to risk of fraud and cyber-theft, as well as the risk of bankruptcy, withdrawal freezes and other liquidity risks of hot storage wallet operators. Even in light of the recent turmoil in the digital asset markets, the Company believes digital assets will continue to have a significant impact on new global financial and security frameworks and will present significant monetization opportunities. Crypto.com reported that global cryptocurrency users increased 39% in 2022 from 306 million to 425 million. Blockchain.com reported 11 million active cryptocurrency wallet users (inclusive of hot and cold storage) at year end 2016. This figure grew to over 85 million by year end 2022. Based on available data, it is estimated that about $10 billion in 2021, and $3.8 billion in 2022, in cryptocurrencies was stolen from consumers. The cold storage market is nascent but projected to grow rapidly, as consumers increasingly seek out enhanced security for storage of their digital assets and look to maintain custody of their private keys.

Arculus protects digital assets with a secure and convenient metal card and mobile application, giving the user control of their private keys. The Arculus Cold Storage Wallet utilizes a three-factor authentication solution, comprised of (i) a biometric feature found on the vast majority of mobile devices, requiring the physical presence of the registered user - something you are, (ii) a personal identification number, or PIN, which is stored in the secure element of the card - something you know, and (iii) possession of the metal card itself and presentation of that card to the mobile device using the Arculus mobile application - something you have. The card is a premium, metal card with a chip module and antenna used to enable the card to communicate with a smart phone or similar NFC-enabled device operating the Arculus mobile application for “tap-to-transact” functionality. By simply tapping the card to the back of the phone, the user can digitally sign transactions with their private keys, which are generated using advanced cryptography and stored on the card. The companion mobile application is available as a free download on the Apple Store® and Google Play® store. The Arculus metal card was designed, and is manufactured, by the Company at its existing manufacturing facilities.

The Arculus Cold Storage Wallet allows users to easily and securely buy and swap digital assets, providing the convenience of hot storage with the security of cold storage. Commercial sales of the Arculus Cold Storage wallet commenced in the fourth quarter of 2021. Compared with existing cold storage wallet products available in the market, the Arculus Cold Storage Wallet offers a secure, user-friendly, and feature-rich solution that utilizes the Company’s expertise in NFC-integrated metal card design and production. In 2022, the Arculus Cold Storage Wallet was recognized by ABI Research, an independent industry research firm, as the most innovative cold storage hardware wallet in the industry. As of the date of this report, the Arculus Cold Storage wallet supports specific digital assets, including Bitcoin, Ethereum, non-fungible tokens (NFTs) and others, and the Company soon plans to substantially increase the number and type of digital assets supported. Updated support lists are maintained on the Company's Arculus consumer website at www.getarculus.com.

To the Company’s knowledge, the following features of the Arculus Cold Storage Wallet are unique in the industry as such features are not currently available in the wallet offerings of the Company’s primary competitors:

•Cold Storage: Private keys remain in an offline environment kept in a metal card using a CC EAL 6 secure element (which refers to Common Criteria Evaluation Assurance Level 6, an international standard established by www.commoncriteriaportal.org, which is used to evaluate the security implementation in information technology software and hardware).

•Three-Factor Authentication: Advanced security across: (1) biometric (i.e., fingerprint and/or facial recognition); (2) personal identification number (PIN); and (3) NFC connection with the Arculus card.

•Innovative Form Factor: Digital asset key storage solution contained in a slim, metal form factor card, which does not require a battery or charging, offering a premium user experience and heightened hardware protection through an easy-to-use, NFC connection (“tap-to-transact”).

•Fully Featured Mobile Application: Easily send, receive, purchase and swap digital assets.

The Company has arrangements in place with third party liquidity partners to provide Arculus customers with digital asset purchase and/or swap transactions. In these arrangements, the Company may receive referral fees calculated as a portion of the total amount that the end user customer pays to the third-party liquidity partner for the transaction. In addition, Arculus customers can effect peer-to-peer/send & receive transfers using the Arculus Cold Storage Wallet and three-factor authentication technology, providing the end user significantly more protection against theft, fraud and hacking as compared to the use of custodial hot storage. The Company is not compensated for such user-directed activities.

Competitive Strengths

As a pioneer in payments and security technology, the Company possesses key competitive differentiators it leverages to expand its leadership position in metal payment card solutions and in commercializing Arculus secure authentication and digital asset storage solutions. These differentiators include:

Innovation. The Company has been a leader and innovator for decades in the payment cards industry, including the first metal payment card (2003), the first mass affluent metal payment card (2010), the first metal “tap-to-pay” credit card (2016), the first metal NFC-enabled cold storage hardware device (2021), and a pipeline of new product features including LED display features, biometric security features, glass and mirror-finish payment card constructions, dynamic CVV, and product and solution expansion planned for the Arculus Platform. In addition to new products and revenue opportunities, the Company’s research and development efforts are continually focused on improvements in manufacturing processes to improve efficiency, increase capacity, improve sustainability, and reduce waste to support enhanced operating leverage and profitability.

Embedded Client Relationships. The Company has been serving its two largest clients, American Express and JP Morgan Chase, for over fifteen years, building strong relationships with key personnel. For these major and numerous other clients, the Company has produced metal payment cards for over 125 card programs, including issuer proprietary and co-branded programs. The Company has also steadily grown the number of customers it serves, increasing from approximately 30 in 2016 to more than 125 in 2022.

Scale. In 2022, the Company produced approximately 30 million metal payment cards. Leveraging its manufacturing and support facilities in Somerset, New Jersey, the Company has developed the ability to provide volume and quality at a scale the Company believes is much larger than current metal payment card competitors’ existing metal card output. The Company believes that its ability to produce metal payment card volume and quality at scale, is critical to the success of very large payment card programs, while also driving manufacturing efficiencies and related cost advantages. In addition, the Company has separate manufacturing operations designed to optimize smaller quantity production runs for pilot or specialized card programs.

Patents and Trade Secrets. Leveraging its decades of experience, the Company has developed extensive trade secrets in creating graphic effects on metal cards, heavily customized equipment and machinery and proprietary coatings, as well as the knowledge and ability to blend various metals and polymers to create unique composites. The Company has a strong focus on protecting its proprietary intellectual property. As of March 2022, the Company had more than 58 U.S. and foreign (utility and design) patents issued, more than 33 U.S. and foreign (utility and design) patent applications pending, and new technologies under development. The Company expects to continue to develop innovations for payment card form factor design, components and manufacturing methods, many of which are reflected in patent applications, which may also include further technological innovations for the Arculus Platform.

Clients

The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has developed long-term relationships with its largest customers, including nineteen years with American Express and fifteen years with JP Morgan Chase, across multiple RFP cycles with both companies, as well as eight years with CapitalOne.

The proven value proposition of the Company’s premium metal payment cards supports card issuers’ acquisition and retention of consumer and business card customers. For each of its largest issuer relationships, the Company serves numerous distinct issuer-branded and co-branded card programs, diversifying the Company’s revenues even within individual clients.

For example, the Company supports the following proprietary and co-branded programs:

Issuer/Reseller	JPMorgan Chase	American Express	Capital One	Fiserv
Proprietary Programs	Sapphire Preferred®	Centurion®	Venture®	N/A
	Sapphire Reserve®	Platinum®	Savor®
	JPM Reserve®	Gold®	Spark Business®
	Ink®		VentureX®

Co-Branded Programs	Amazon Prime®	Amazon Prime Business®	N/A	Verizon®
	Whole Foods®	Marriott®		Morgan Stanley®
	United®	Delta®		X1TM
	Marriott®	Air Canada
Hyatt Business®
Disney®

These card portfolios create recurring revenue streams driven by issuer demand for the Company's metal payment cards to support new customer acquisition and replacement card activity for lost and stolen cards, account fraud, and natural card reissuance cycles that occur each year.

As payment card issuers seek ways to drive differentiation in their market, the Company’s premium metal payment cards have become a key component of its clients’ customer-facing marketing messages. Moreover, issuers who do not offer a premium card product are increasingly realizing that they risk losing market share.

The Company and its major clients have entered into multi-year master agreements which provide general terms and conditions. These clients then typically provide single-order, blanket-order and/or multi-year statements of work which set forth prices and quantities of payment cards. For most other clients, the relationship is governed by individual purchase orders instead of master agreements.

The Company’s largest clients are American Express and JP Morgan Chase. Together these clients represented 67.3% (or individually, approximately 34.7% and 32.6%, respectively) of our net sales for the year ended December 31, 2022, and 71.9% (or individually, approximately 34.5% and 37.4%, respectively) of our net sales for the year ended December 31, 2021.

The Company's master service agreement with American Express (the “Amex Agreement”) will be up for renewal on December 31, 2024. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Amex Agreement, American Express reserves annual capacity of products and is required to order a certain percentage of that capacity from the Company, and the Company may charge American Express for a portion of that capacity even if American Express orders below capacity for any given year. Subject to compliance by American Express with any existing purchase commitments and in line with industry common practice, American Express may terminate the Amex Agreement (i) for convenience pursuant to written notice, or (ii) for cause if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Amex Agreement if American Express does not make required payments, and does not remedy the non-payment within a prescribed time period. In addition, subject to compliance by American Express with any existing purchase commitments, American Express may terminate individual orders entered into under the Amex Agreement with prior written notice.

The Company’s master service agreement and related statement of work with JP Morgan Chase (the “Chase Agreement”) will be up for renewal on December 31, 2023. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Chase Agreement, JP Morgan Chase agreed to purchase its metal payment cards only from the Company during the term of the Chase Agreement. Under the Chase Agreement, JP Morgan Chase reserves annual capacity of products. Subject to compliance by JP Morgan Chase with any purchase commitments to the Company and in line with industry common practice, JP Morgan Chase may terminate the Chase Agreement (i) for convenience pursuant to written notice, or (ii) if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Chase Agreement if JP Morgan Chase does not make required payments, and does not remedy the non-payment within a prescribed time period.

Sales and Marketing

The Company markets and sells its metal payment card products to U.S. and international card issuers, as well as distributors and resellers, primarily for international card markets. Sales activities are designed to develop and foster deep relationships with key payment cards issuers throughout the world. Through these activities, the Company works to strengthen relationships and expand metal payment card programs with existing clients and to identify and complete sales to new clients. The Company has two primary sales channels, as follows:

Direct Sales. The Company has direct sales representatives in the U.S., Europe, India and South America, supported by client relationship managers and solutions architects. The Company establishes direct engagement between its sales team and issuers in various regions across the world, with success driven by an iterative and collaborative process. The Company’s sales team focuses on issuer portfolios on a program-by-program basis.

Indirect Sales. The Company has been expanding its relationships with a variety of card ecosystem partners, such as plastic card manufacturers and personalization partners throughout the world. Personalization is the process of encoding, programming and printing, embossing or laser engraving a payment card with the cardholder’s name, account number and other information.These relationships enable the Company to reach more card issuers, some of whom prefer to run all card purchasing through their existing relationships. Distribution partners are able to offer their customers a broader range of card form factors and special features, bringing the Company into a sales process as the metal payment card expert, as well as the secure authentication and digital asset storage solutions expert. The Company’s distribution partners operate global sales teams. In these relationships, the Company typically sells its metal payment cards to its distribution partners at a wholesale price and the distributor then resells the cards to its customers, typically on an integrated basis with the distributor’s personalization, fulfillment and other card-related services (with prices to their customers under the sole control of the distribution partner). The Company also uses a variety of marketing communications, including conferences and trade show attendance, print and digital advertisements and social media marketing, targeted at card issuers and consumers, and designed to demonstrate and expand the demand for metal payment cards.

Business-to-Business Sales. The Company is targeting marketing and sales of its Arculus Business Solutions to existing payment card issuer clients and their co-brand partners, including traditional financial institutions, fintech companies and other digital asset exchanges. For example, the Company offers a partner-branded (or “white-labeled”) version of the Arculus Secure Authentication Solution and the Arculus Cold Storage Wallet, as well as other Arculus products and/or services. The Company believes this model solves the client’s need to provide their consumers enhanced security. The Company believes these targeted sales and marketing activities will drive the Arculus portfolio of solutions to consumers through a variety of channels, while also diversifying the Arculus revenue streams into a combination of hardware sales and recurring revenues from transaction processing fees and subscription fees.

Business-to-Consumer Sales. The Company’s direct-to-consumer strategy expects to generate sales via the Internet, physical retail and other channels. The Company’s online direct-to-consumer strategy includes selling products through its own Arculus-branded e-commerce website, as well as other Internet distribution channels, including Amazon.com®, Walmart.com®, NewEgg.com®, and other online distributors.

Competition

The market for payment cards is highly competitive. The Company competes with providers of other incentives and initiatives, including rewards programs and traditional plastic card manufacturers. The Company also competes with several other manufacturers of cards containing some metal. However, most of the Company’s competitors in card manufacturing are large, diversified businesses with areas of strategic focus outside of the payment cards market, and their card operations focus primarily on lower margin plastic card manufacturing. The Company believes that most competitive metal card manufacturers have substantially less production capacity, less technical expertise in the metal form factor, a limited selection of metal card designs and constructions, and less extensive supplier relationships for the raw materials needed for metal cards. The Company’s metal card products compete with other card manufacturers, including Idemia France S.A.S., Thales DIS France SA, CPI Card Group, Giesecke & Devrient GmbH, Kona I and BioSmart Co., Ltd.

Competitive factors in selling metal payment cards include primarily product quality, the ability to manufacture high volumes of cards, the ability to deliver finished cards on fixed schedules enabling card issuers (and their personalization partners) to meet consumer demand for metal payment cards, the range of products offered, innovation in metal form factor design and construction and technological innovation to enhance the cardholder experience, product features and price. The Company competes favorably across all of these factors, in the following ways:

•The Company is the pioneer and market leader in production of metal payment cards, with over two decades of experience in designing and manufacturing metal payment cards to meet the needs of large card issuers and brands, and maintains its leadership of bringing innovation to the payment card marketplace.

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

The market for digital security, authentication and digital asset storage products and services is highly fragmented today. The Company competes for business sales with other providers of digital security, authentication and storage products and services. The Company provides an innovative offering to the market and believes that the Company’s plans to combine payment cards with secure authentication and digital asset storage solutions positions the Company to address a specific, growing need of payment card issuers, fintechs, and other businesses seeking to enhance their customers’ security. The Company’s primary competitor in the secure authentication solutions market is Yubikey®, which is a stand-alone hardware device typically connected to a computer for authentication functionality.

The market for cold storage is highly competitive. Presently, most cold storage wallets are sold directly to consumers, and the Company faces competition from existing products and potential new product launches from existing storage businesses and new entrants. However, most of the Company’s competitors in the cold storage wallet market do not presently offer products and services with the range of security features and enhanced user interface/user experience of the Arculus Cold Storage Wallet. The Company’s primary competitors in the cold storage wallet market include Ledger SAS, Trezor®, CoolWallets®, KeepKey®, ColdcardTM, BitBox®, BalletTM, and Ellipal®, among others.

Cold storage wallets also compete as a category of products against hot storage wallets to serve digital asset holders. Hot storage wallets generate and store private keys and public keys and digitally sign transactions within Internet-connected devices where a digital asset holder’s private keys are under the custody of a third party, typically in a cloud-based, hosted environment that may be vulnerable to cyber-theft. Consumers are increasingly shifting to self-custody of their private keys via cold storage wallets for the enhanced security benefits. Further, the Company also believes that its Arculus Cold Storage Wallet delivers a cold storage solution that eliminates much of the user experience friction historically associated with competing legacy cold storage wallet products. The Company provides a physical, branded touchpoint through the sleek metal card that the Company believes will be preferred by financial institutions and other branded stakeholders in the market for digital assets over less tangible, digital-only hot storage Wallets. Hot storage wallets and related solutions include wallets typically provided by digital asset exchanges to their customers and the related backend software solutions enabling hot storage wallets.

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

Payment cards require high security throughout the manufacturing process, and the Company maintains extensive policies, procedures and staff to assure compliance with the payment card industry security standards, payment network and client requirements.

The Company’s manufacturing operations are designed to meet the needs of its diverse range of client payment card programs. The following diagram demonstrates the Company’s role in the payment card marketplace:

Merchant
Acquirer
Network
Issuer
Cardholders
Deep Metal Card Program Collaboration
Cardholder Information
Cards Shipped to Cardholders
Suppliers
CompoSecure®
Personalization Partners
1 Raw Materials Suppliers
– Extensive network of raw materials suppliers provide CompoSecure chips, metal, adhesives, and other inputs for card production
2 Card Design, Technology Integration, and Production
– CompoSecure designs metal payment cards in close collaboration with its issuer clients
– CompoSecure utilizes highly customized equipment and proprietary processes for card production
Volume-Based Revenue Model (Unit Price x Order Volume)
– Unit price is negotiated based on card design and expected volumes
– CompoSecure maintains multi-year contracts with the largest metal payment card issuers in the world
3 Personalization Partners
– CompoSecure ships metal cards to its issuer clients' personalization partners who add the cardholder information, encode the chip, and ship the completed cards to cardholders

The Company leases an aggregate of approximately 241,000 square feet in five (5) facilities, all located in Somerset, New Jersey (U.S.A.), enabling the Company to manufacture its products on an integrated basis across its facilities. The Company uses high-security ground freight (such as armored vehicles) for delivery of finished payment cards to the Company’s clients or, more frequently, directly to personalization partners selected by the Company’s clients. Personalization partners provide cardholder personalization and fulfillment services.

Supply Chain

The Company has developed and maintains a valuable and extensive network of suppliers, which provide the Company with EMV chips, various types of metal, adhesives, signature panels, magnetic stripes, payment network logos (including holographic) and other materials for payment card production. The Company believes that the raw materials needed to produce its payment card products are available from multiple sources at reasonable prices In light of recent chip shortages, the Company has established a multi-year purchase commitment with one of its EMV chip suppliers. As a result, the Company presently does not anticipate any raw materials shortages. The Company obtains its raw materials from suppliers located in the U.S., Japan, China, Italy and France. Primary suppliers for EMV chips are leading semiconductor manufacturers. The Company maintains constant vigilance concerning supply chain risks and evaluates alternate suppliers to assure availability, quality, performance, service, price and other features.

Research and Development & Intellectual Property

The Company’s Innovation Lab is comprised of material scientists, engineers and technicians devoted to the invention and development of new metal form factors, card features, secure authentication and digital asset storage technology and applications. The work of the Innovation Lab is then made available by the Company’s sales team to its existing and new customers, and rapidly deployed into the Company’s manufacturing operations for production of customer orders.

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

The Company relies on a combination of registered (such as patents, trademarks, service marks, etc.) and unregistered (such as trade secrets, confidential information, etc.) programs for its intellectual property protection throughout the world. As of March 2022, the Company had more than 58 U.S. and foreign patents issued, more than 33 pending U.S. and foreign patent applications, 21 families of U.S. and foreign trademarks/service marks registered and/or applied for across 27 jurisdictions. The Company’s 40 distinct utility patent families have an average remaining lifetime of over 13 years (of their 20-year terms from filing date, assuming eventual grant and all annuities paid); its 8 design patent families have an average 84% of their remaining lifetime remaining (of 10 – 25-year terms, depending upon jurisdiction), and its registered trademarks/service marks have ten-year terms renewable indefinitely with ongoing use. The Company expects to continue to develop innovations for payment card form factor design, features, components and manufacturing methods, as well as secure authentication and digital asset storage solutions, many of which are reflected in patent applications.

Sustainability & Environmental Protection

The Company has been proactively pursuing environmentally friendly products for over 20 years and in 2022 achieved carbon neutral operations through a combination of production efficiencies and purchasing carbon offsets. The use of recycled stainless steel plays an important role in the Company’s sustainable design as most of the Company’s metal card products contain 65% post-consumer recycled stainless steel.

In 2022, the Company also achieved:

•ICMA (International Card Manufacturers Association) EcoLabel Standard certification and verified assurance on the Company’s ceramic metal hybrid dual-interface card and metal veneer dual-interface card products in the recycled content category;

◦Environmental Claim Validation from UL, the global safety science leader and one of the world’s leading sources for credible and sustainable product information, for the Company’s ceramic metal hybrid dual-interface card, metal hybrid dual-interface card and metal veneer dual-interface card products; and

◦ISO 14001 certification due to its improved sustainability operations by reducing waste, improving efficiency and enhancing operations using a systematic approach.

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

The metal raw material used in the manufacture of the Company’s metal payment cards is typically comprised of mostly post-consumer recycled materials. In addition, the Company believes that its metal form factors permit a greater opportunity for recycling and/or repurposing expired payment cards as compared to plastic cards. Some card issuers provide postage paid return shipping materials to their cardholders so that the expired cards are returned for destruction/recycling (as metal payment cards cannot typically be shredded with consumer shredding machines).

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

As a metal card supplier, the Company has obtained and maintains certifications from the payment networks enabling the Company to manufacture payment cards that operate on their networks. payment network certification requires compliance with the payment card industry security standards for physical card characteristics and for card manufacturing operations and facilities. The payment networks and their member financial institutions routinely update, generally expand and modify applicable requirements. Any changes in payment network rules or standards that increase the cost of doing business or limit the Company’s ability to manufacture payment cards that operate on their networks may adversely affect the results of operations of the Company’s business. The Company is required to submit to periodic audits, self- assessments, or other assessments of its compliance with the payment card industry security standards. The Company has maintained payment network certifications for many years and believes that it can continue to renew such certifications. The Company also recognizes that the expensive and complex certification process, and the operational compliance required to obtain and maintain certification, acts as a significant barrier to new businesses seeking to enter the payment cards market.

The Company ships certain of its products to customers (or their personalization partners) located in the UK, the EU, India, Asia, the Middle East and Australia. In connection with such shipments, the Company is sometimes required to comply with import regulations and related procedures. In addition, the products which the Company ships to non-U.S. locations are designed and manufactured to comply with the requirements of the payment networks located in those locations, including American Express, Visa, MasterCard and JCB, among others

In addition, the Company is prohibited from doing business with individuals, entities, countries, and territories that are targets of economic or trade sanctions that the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and various foreign authorities administer or enforce. If the Company’s compliance programs are found to be deficient, it could lose key relationships with clients or their personalization partners. Fines or penalties for violations of these rules may be severe and efforts to remediate any violations issues may be costly, may result in diversion of management and staff time and effort, and may still not guarantee compliance.

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

Other than customary consumer marketing rules, the Company believes that, currently, there is no single uniformly applicable U.S. or international legal or regulatory regime governing its Arculus Cold Storage Wallet products. However, it is possible that governments in the U.S. and other jurisdictions may apply existing laws and regulations, or enact new regulations applicable to, Arculus Cold Storage Wallet products and activities.

Recent adverse market events in the digital asset space have led to increased attention and scrutiny by regulators, legislators and market participants alike. These market events include, among other things, the high-profile bankruptcies and insolvencies of several well-known digital asset-focused entities, most notably FTX and its affiliates, as well as litigation and regulatory enforcement actions. In addition, bankruptcy and other courts are and will be faced with novel questions, including concerning the ownership of digital assets held by custodians, the enforceability of customer terms and conditions and the priority of creditors. For those reasons, if new laws governing digital assets are adopted, it is possible that they will require greater transparency and disclosure and that they will become more restrictive, rather than more liberal or flexible, to market activities. In addition to new civil and criminal enforcement actions by U.S. regulators, developments in ongoing enforcement-related litigation could have a material effect on the U.S. regulatory treatment of digital assets.

It is possible that such regulatory initiatives could have an impact on cold storage wallets which facilitate transactions in digital assets, such as the Arculus Cold Storage Wallet. The Company expects that support for storage and peer-to-peer transfers, as well as support for purchase and swap transactions may, in the future, include additional or exclude previously supported digital assets. The Company’s decisions on whether to support purchase and swap transactions in particular digital assets will be based on a combination of consumer demand, technical integration capabilities, regulatory compliance, third-party partner capabilities and management discretion. There is substantial regulatory uncertainty concerning whether certain digital assets may be deemed “securities.” digital assets determined to be securities under applicable laws would subject such assets to the regulatory framework of such laws, including (among others) registration requirements for the securities and licensing or registration requirements for businesses that trade in such securities. In order to determine whether a particular digital asset is a security prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, the Company relies upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. The Company does not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet involves purchases, sales or other transactions effected by the Company (or any party other than the sender and the recipient). Further, the Company is not compensated for such user-directed activities. However, it is possible that regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet would require registration and compliance with broker-dealer and/or securities exchange regulations. If the Company is found to be in violation of the federal securities laws, the Company could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on the Company.

The Company does not presently buy, swap or exchange digital assets for its Arculus Cold Storage Wallet customers. Instead, all purchase and swap transactions by consumers using the Arculus Cold Storage Wallet are presently executed between the consumer and one or more third-party partners. To the extent digital assets are designated by regulators as securities or commodities, the Company may need to partner with third-party registered securities or commodities brokers or dealers, or exchanges, to facilitate purchase and swap transactions by Arculus Cold Storage Wallet customers. If the Company is not able to obtain such partnering arrangements or if a regulator determines that such partnering arrangements, standing alone, do not relieve the Company of an independent licensing obligation, and if the Company does not itself register as a broker, dealer or exchange, the inability to support purchase and swap transactions in such digital assets could have a material adverse effect on the Company’s business, financial condition and results of operations.

It is possible that any jurisdiction may, in the near or distant future, adopt laws, regulations, interpretations, policies, rules or guidance directly or indirectly affecting a digital asset network, generally, or restricting the right to acquire, own, hold, sell, convert, trade, or use digital assets, or to exchange digital assets for either fiat currency or other virtual currency.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies, including FinCEN, have been examining the operations of digital asset networks, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that take custody of digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed to investors in digital assets. In addition, federal and state agencies, and other regulatory bodies in other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity with respect to digital assets. Accordingly, government authorities may engage in future actions that interpret existing laws and regulations, or propose new ones, to regulate certain wallet providers as intermediaries in digital asset transactions. In addition, governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry, which may include the Company’s present or future Arculus Cold Storage Wallet activities. For an additional discussion of regulatory risks related to future government actions, please see “Risk Factors — Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the Company’s business, prospects or operations”. These ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in digital asset derivatives and/or the ability of the Arculus Cold Storage Wallet to continue to operate.

Various foreign jurisdictions may adopt policies, laws, regulations or directives that affect digital assets or a digital asset network, generally. The effect of any existing regulation or future regulatory change on the Arculus Cold Storage Wallet or digital assets is impossible to predict, but such change could be substantial and adverse to the Arculus Cold Storage Wallet. Various foreign jurisdictions have, and may continue to in the near future, adopt laws, regulations or directives that affect digital assets, particularly with respect to digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of digital assets.

Employees

As of March 1, 2023, the Company had approximately 850 full-time employees, and approximately twenty part-time employees. With the Company’s significant growth rate, expansion of staff has been continuous, as well as process innovations and automation to streamline operations. The Company considers relations with its employees to be good and has never experienced any work stoppages or strikes as a result of labor disputes.

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
◦A disruption in our operations or supply chain or the performance of our suppliers and/or development partners could adversely affect our business and financial results.
◦We have limited experience in the digital assets industry and may not succeed in fully commercializing the products and solutions derived from the Arculus Platform.
◦Digital asset wallet storage systems, such as the Arculus Cold Storage Wallet, are subject to risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to our reputation and brand.
◦Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects our business, prospects or operations.
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
◦Upon the occurrence of an event of default relating to the Company's credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.
◦The debt outstanding under the Company's existing credit facility has a variable rate of interest that is currently based on LIBOR and will be converting to the Secured Overnight Financing Rate (“SOFR”) prior to the sunset deadline of June 30, 2023. These rates may have consequences that cannot be reasonably predicted and may increase the Company's cost of borrowing in the future.
•Risks Related to the ownership of our Securities
◦Our only significant asset is our ownership of CompoSecure Holdings, L.L.C. ("Holdings"). If the business of Holdings is not profitably operated, we may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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

Our net sales increased by 41% from $267.9 million in 2021 to $378.5 million in 2022, but, as an example, declined by 9% from $93.8 million during the fourth quarter of 2022 compared to $103.3 million during the third quarter of 2022. Accordingly, we may not achieve sales growth in the future and you should not consider our sales growth in fiscal 2022 as indicative of future performance. Our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of its overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.

Our two largest customers are American Express and JPMorgan Chase. Together, these customers represented approximately 67% and 72% of our net sales for the years ended December 31, 2022 and 2021. Our ability to meet our customers’ high-quality standards in a timely manner is critical to our business success. If we are unable to provide our products and services at high quality and in a timely manner, our customer relationships may be adversely affected, which could result in the loss of customers.

Our ability to maintain relationships with our customers or attract new customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, widespread industry disruptions such as recent disruptions in the digital assets industry, pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, we may also be limited in the products we can offer and the pricing we can receive for such products due to restrictions present in certain of our customer contracts, which may negatively impact our ability to retain existing customers or attract new customers. If we experience difficulty retaining customers and attracting new customers, our business, financial condition and results of operations may be materially and adversely affected.

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

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. In order to achieve successful technical execution of new products, we may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of our existing customers. We may also experience difficult market conditions, such as the recent widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby we could incur significant additional cost and expense. In addition, competitors may develop and commercialize competing products faster and more efficiently than we are able to do so, which could further negatively impact our business.

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

A disruption in our operations or supply chain or the performance of our suppliers, liquidity partners and/or development partners could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which we have no control. Some of the key components used in the manufacture of our products are metals, NFC-enabled and EMV chips, which we source from several key suppliers. We obtain our components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of our suppliers and/or development partners could subject us to losses or adversely affect our ability to bring products to market. Additionally, the failure of our suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect our customer service levels and overall business. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Additionally, we partner with third-party partners to offer Arculus Cold Storage Wallet users the option to use fiat currency to purchase digital assets, and/or to swap one digital asset type for another type. If these third parties experience operational interference or disruptions, fail to perform their obligations and meet our expectations, experience a cybersecurity incident, fail to comply with applicable regulatory and/or licensing requirements which may evolve over time, or are subject to regulatory enforcement proceedings concerning their operations, the operations of the Arculus Cold Storage Wallet could be disrupted or otherwise adversely affected.

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

We have limited experience in the digital assets industry and we may not succeed in commercializing the Arculus Platform.

With our business operations historically focused on the payment card industry, we are a new entrant into the digital assets industry. The Arculus Platform was commercially launched in the third quarter of 2021. It is possible that consumers of digital asset products and solutions may not be willing to purchase or use Arculus products, and we may not be able to establish partnerships with our existing and/or new customers to drive partner-branded versions of the Arculus Business Solutions. If we are unable to successfully establish sufficient consumer sales, commercial partnerships and/or business-to- business sales channels, that would likely have a material adverse effect on our business, financial condition and results of operations. If the products and solutions derived from the Arculus Platform fail to gain market acceptance, or otherwise fail to be as successful as we expect, our ability to achieve currently-forecasted performance could be significantly impaired.
Digital asset storage systems, such as the Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to our reputation and brand.

Digital assets have the potential to be used for financial crimes or other illegal activities. Even if we comply with all laws and regulations, we have no ability to ensure that our customers, partners or others to whom we license or sell our products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful uses of the Arculus Cold Storage Wallet could damage our reputation and such damage could be material and adverse, including to aspects of our business that are unrelated to the Arculus Platform. More generally, any negative publicity regarding unlawful uses of digital assets in the marketplace could materially reduce the demand for our products and solutions derived from the Arculus Platform.

The initial Arculus Cold Storage Wallet uses an architecture where the private keys needed to access digital assets are stored outside of the Internet. Through the use of the Arculus Cold Storage Wallet, our three-factor authentication technology may be able to increase the safety of users’ assets during storage, as compared to storing such digital assets in a hot storage wallet, which is constantly connected to the internet. Further, digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the public network. There is no guarantee that these security measures or any that we may develop in the future will be effective. Notwithstanding the increased security of the Arculus Cold Storage Wallet as compared to a hot storage wallet system, any loss of private keys, or hack or other compromise or failure of, the Arculus Cold Storage Wallet and its security features could materially and adversely affect our customers’ ability to access or sell their digital assets and could cause significant reputational harm to our Arculus Cold Storage Wallet business, which could have a material adverse effect on our business, financial condition and results of operations.
Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects our business, prospects or operations.

Regulatory uncertainty surrounding the digital asset Environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including the U.S. Governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry. Ongoing and future regulatory actions may impact our ability of to develop and offer products involving the use of digital assets, including the Arculus Cold Storage Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”) has designated bitcoin, a form of digital asset that frequently is referred to as a , as a commodity, and as such, trades in bitcoin are subject to the CFTC’s antifraud authority.

Moreover, the Securities and Exchange Commission (“SEC”) staff has stated that bitcoin is not a security, but has asserted that certain other digital assets, such as XRP, are securities subject to the SEC’s substantive and antifraud authority. Further, derivatives on these digital assets, tokens that represent certain derivatives, and certain leveraged transactions on digital assets, may be subject to substantive regulation by the CFTC and/or SEC. In sum, these federal regulators, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which are subsequently determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

Further, a particular digital asset’s status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if we are unable to properly characterize a digital asset or assess our tax treatment, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

In order to determine whether a particular digital asset is a security prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, we rely upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology we have used, and expect to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as “securities,” our business may be subject to additional risk because such digital assets are subject to heightened scrutiny including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, we may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt our business. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not presently intend to effect or otherwise facilitate trading in securities by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Although we are establishing policies and procedures to ensure that our Arculus business activities do not result in us inadvertently acting as an unregistered broker-dealer or investment adviser, there can no assurance that such policies and procedures will be effective. If we are found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer or investment adviser, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus business operations and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us,our business and our results of operations.

We do not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet involves purchases, sales or other transactions effected by us (or any party other than the sender and the recipient). Further, we are not compensated for such user-directed activities. However, it is possible that regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet would require registration and compliance with broker-dealer and/or securities exchange regulations.

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. While we do not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access. Notably, in September 2022, the SEC proposed a rule change concerning the definition of “exchange.” While it is not yet clear whether or in what form such proposed rule change may be adopted, it is possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively impact our business, operating results, and financial condition.

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

Our long-lived assets recorded as of December 31, 2022 were $31.6 million, representing approximately 18% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $22.7 million, as our operations require significant investments in machinery and equipment.

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

Our failure to operate our business in compliance with the security standards of the payment card industry or other industry standards applicable to our customers, such as payment networks certification standards, could adversely affect our business.

Many of our customers issue their cards on the payment networks that are subject to the security standards of the payment card industry or other standards and criteria relating to product specifications and supplier facility physical and logical security that we must satisfy in order to be eligible to supply products and services to such customers. Our contractual arrangements with our customers may be terminated if we fail to comply with these standards and criteria.

We make significant investments to our facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. We may become ineligible to provide products and services to our customers if we are unable to continue to meet these standards. Many of the products we produce and services we provide are subject to certification with one or more of the payment networks. We may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if we were to lose our certification from one or more of the payment networks or payment card industry certification for one or more of our facilities. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

During each of 2022 and 2021, we derived 22% and 18% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

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

In connection with the merger with Roman DBDR Tech Acquisition Corp. ("Roman") completed in December 2021 (the "Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement will provide for the payment by us to certain Holders of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occur as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable

Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that Holdings, Inc. may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging holders of Class B Units. See “Certain Relationships and Related Person Transactions of the Company — Tax Receivable Agreement.”
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

In certain circumstances, Holdings will be required to make pro rata distributions to both the Class A and Class B unit holders with respect to the taxes of its holders, and the distributions that Holdings will be required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement. To the extent we do not distribute such excess cash to the holders of our Class A Common Stock or contribute such excess cash to Holdings in exchange for the issuance of additional Class A Units and a corresponding stock dividend of Class A Common Stock to the holders of our Class A Common Stock, the holders of Class B Units of Holdings would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Class B Units.

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

We had approximately $363.1 million of indebtedness as of December 31, 2022, consisting of amounts outstanding under our senior secured credit facility and senior notes.

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

The interest rates in our credit facility are set based upon stated margins above lender’s base rate and the SOFR, an interest rate at which banks can borrow funds, which is subject to fluctuation. In addition, the interest rate margin applicable to our term loans and revolving loans can vary by one hundred (100) basis points depending on our total leverage ratio. An increase in interest rates would adversely affect our profitability.

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

The debt outstanding under our existing credit facility has a variable rate of interest that is based on the SOFR which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

In March 2021, the U.K.’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the U.K., stated that it will plan for a phase out of regulatory oversight of London Interbank Offered Rate (“LIBOR”) interest as of December 31, 2021. In the U.S., the Alternative Reference Rates Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended SOFR plus a recommended spread adjustment as LIBOR's replacement. LIBOR and SOFR have significant differences. For example, LIBOR is an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. SOFR interest rates may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. On February 28, 2023, we amended our credit facility to transition from bearing interest based on LIBOR to SOFR. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. The Company is not able to predict whether SOFR what the impact the transition to SOFR may be on the Company's financial condition and results of operations.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five years from the consummation of our initial public offering or until such earlier time that we have $1.23 billion or more in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

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

If we do not properly maintain and implement all required accounting practices and policies, including new accounting practices and policies, as applicable, we may be unable to provide the financial information required of a United States publicly traded company in a timely and reliable manner.

We are required to implement and maintain the financial reporting and disclosure procedures and controls required of a United States publicly traded company. If we fail to properly maintain and implement all required accounting practices and policies, including new accounting practices and policies, as applicable, or maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources or by damaging our reputation, which in either case, could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on Nasdaq.

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

◦changes in the market’s expectations about our operating results;

◦success of competitors;

◦our operating results failing to meet market expectations in a particular period;

◦changes in financial estimates and recommendations by securities analysts concerning us or the financial payment card and digital asset industries and markets in general;

◦operating and stock price performance of other companies that investors deem comparable to us;

◦our ability to market new and enhanced products on a timely basis;

◦changes in laws and regulations affecting our business;

◦commencement of, or involvement in, litigation involving us;

◦changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

◦the volume of shares of our securities available for public sale;

◦any significant change in our board or management;

◦sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

◦general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.00 per share based on the closing price on March 8, 2023. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

We have the ability to redeem outstanding Warrants (excluding any Resale Warrants held by Roman DBDR Tech Sponsor, LLC ("Roman Sponsor") or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise your Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of your Warrants.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 10, 2025, the fifth anniversary of the consummation of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

Our ability to successfully operate our business largely depends upon the efforts of certain key personnel. The loss of such key personnel could adversely affect our operations and profitability.

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

At March 1, 2023, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 44% and 28%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

The Company maintains five (5) leased facilities, as set forth below. The Company believes its current facilities are suitable and adequate for its current and presently contemplated operations and production capacity needs and recognizes that future operations may require expanded and/or additional production capacity.

Location	Operations	Approximate Square Footage
Somerset, New Jersey (Pierce Street)	Sales, Quality Assurance, Design, Marketing and Production	116,000
Somerset, New Jersey (Memorial Drive)	Quality Assurance, Production	46,000
Somerset, New Jersey (Apgar Drive)	Prelams and Subassembly Production	11,000
Somerset, New Jersey (Roosevelt Avenue)	Warehouse and Related Activities	53,000
Somerset, New Jersey (Davidson Avenue)	Executive and Administrative Offices	15,000

Item 3. Legal Proceedings

As of March 2023, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock, units, and warrants were historically traded on Nasdaq under the symbols “DBDR,” “DBDRU” and “DBDRW,” respectively. In connection with the merger in December 2021, the units ceased to trade. Since December 28, 2021, our Class A Common Stock and Public Warrants have been listed on The Nasdaq Global Market, under the symbols “CMPO” and “CMPOW,” respectively. On March 8, 2023, the closing price of a share of Class A Common Stock was $7.00 and the closing price for our Public Warrants was $1.63.
Holders
As of March 8, 2023, there were six holders of record of Class A Common Stock, ten holders of record of Class B Common Stock, two holders of record of our Public Warrants and one holder of record of our Private Warrants. Based on available information, we believe there are over 1,500 beneficial owners of our Class A Common Stock and over 300 holders of our Public Warrants.
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
Stock Performance Graph
Not applicable.
Sales of Unregistered Securities
The shares of Class B Common Stock originally issued to Roman Sponsor, the Private Placement Warrants, the shares of Class B Common Stock issued in connection with the Business Combination and the shares of Class A Common Stock and the Company’s Exchangeable Notes issued pursuant to the Subscription Agreements in connection with the PIPE Investments were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising, or the involvement of any underwriters.
The shares of Class B Common Stock originally issued to Roman Sponsor were issued for an aggregate purchase price of $25,000. The Private Placement Warrants were originally issued for a purchase price of $1.00 per Private Placement Warrant. The Company did not receive any consideration in connection with the issuance of the Class B Common Stock issued in connection with the Business Combination. The Company issued the shares of Class A Common Stock and the Exchangeable Notes in the PIPE Investments for gross proceeds of $45,000,000 and $130,000,000, respectively.

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the merger in December 2021, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended December 31, 2022, the Company issued 261,743 shares of Class A Common Stock upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

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
Overview

The Company creates innovative, highly differentiated and customized quality financial payment card products to support and increase its customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through nearly over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of over 20 direct customers and over 80 indirect customers, including some of the largest issuers of credit cards in the U.S.
Impact of COVID-19 Pandemic

The global outbreak of the COVID-19 pandemic continues to rapidly evolve. In response to the COVID-19 pandemic, over the past several years, the Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the employees and securing the supply of materials that are essential to the Company’s production process. To date, the impact on the Company’s business and results of operations has not been significant. Any future impact of the pandemic on our operations will depend on future developments, which are uncertain and cannot be predicted and which could result in business disruption.The impact of COVID-19 has created uncertainty regarding the economic outlook for the near term. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Economic Conditions - globally and in the digital asset marketplace

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

The Company's Arculus Platform offers a broad range of secure authentication and Digital Asset storage solutions and enables our consumer Arculus Cold Storage Wallet for digital assets. Recently, some digital asset exchanges have been freezing or limiting consumer withdrawals and some have filed for bankruptcy protection, driving consumer need for enhanced protection of their digital assets. We believe consumers can achieve enhanced protection by controlling their private keys with a cold storage wallet, such as the Arculus Cold Storage Wallet. At the same time, this market cycle has created uncertainty in timing for our anticipated Arculus ramp up, as some of our partners and targets have been impacted. Therefore, we are taking a measured approach to better target the timing of our investments to support near-term and long-term opportunities.
Key Components of Results of Operations
Net Sales
Net sales reflect the Company’s revenue generated primarily from the sale of its products. Product sales primarily include the design and manufacturing of metal cards, including contact and dual interface cards. The Company also generates revenue from the sale of prelams (which refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction).which are used by makers of plastic payment and other cards). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.
Cost of Sales
The Company’s cost of sales includes the direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, EMV chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.
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

The Company has experienced an increase in its operating expenses as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Income from Operations and Operating Margin
Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.
Other (Income) Expense
Other (income) expense consists primarily of change in fair value of warrant liability, earnout consideration liability and interest expense net of any interest income.
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

Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$378,476	$267,948	$110,528	41%
Cost of sales	$158,832	$123,099	$35,733	29%
Gross profit	219,644	144,849	74,795	52%
Operating expenses:
Selling, general and administrative expenses	104,749	63,424	$41,325	65%
Income from operations	114,895	81,425	33,470	41%
Other income, net	$21,280	$1,132	$20,148	1780%
Income before income taxes	136,175	82,557	53,618	65%
Income tax (expense) benefit	(4,360)	857	(5,217)	(609%)
Net income	131,815	83,414	48,401	58%
Net income attributable to redeemable non-controlling interests (1)	113,158	80,260	32,898	41%
Net income attributable to CompoSecure, Inc (1)	$18,657	$3,154	$15,503	492%
(1) Net income attributable to CompoSecure, Inc. for the year ended December 31, 2021 is equal to net income for the period subsequent to Business Combination for the prorated period from December 27, 2021 (the date of the Business Combination) through December 31, 2021. Net income attributable to non-controlling interest for the year ended December 31, 2021 is equal to net income for the period from January 1, 2021 through December 31, 2021. Effective April 1, 2022, the Company had changed its methodology to apply its accounting policy to allocate the net income to redeemable non-controlling interest and CompoSecure, Inc. for the year ended December 31, 2021 and therefore the amounts previously reported have been adjusted to conform to the new methodology. See Note 1 and Note 15 in Notes to Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
	2022	2021
Gross Margin	58%	54%
Operating margin	30%	30%

Net Sales

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$295,423	$218,441	$76,982	35%
International	83,053	49,507	33,546	68%
Total	$378,476	$267,948	$110,528	41%
The Company’s net sales for the year ended December 31, 2022 increased by $110.5 million, or 41%, to $378.5 million compared to $267.9 million for the year ended December 31, 2021. The increase in net sales was due to a 35% increase in domestic sales and a 68% increase in international sales.

Domestic: The Company’s domestic net sales for the year ended December 31, 2022 increased $77.0 million, or 35%, to $295.4 million compared to $218.4 million for the year ended December 31, 2021. This was primarily driven by higher demand for the Company's products in the year ended December 31, 2022 due to higher overall customer acquisition by the Company’s clients as we continue to emerge from the adverse impact of the COVID-19 pandemic.
International: The Company’s international net sales for the year ended December 31, 2022 increased $33.5 million, or 68%, to $83.1 million compared to $49.5 million for the year ended December 31, 2021. This increase was primarily driven by an increase in sales through international distributor channels and the increase in demand in the fintech market.

In addition, the following table presents the Company’s net sales for the three months ended December 31, 2022 compared to December 31, 2021:

	Three Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands)
Net Sales	$93,790	$75,300	$18,490	25%

The Company’s net sales for the three months ended December 31, 2022 increased $18.5 million, or 25%, to $93.8 million compared to $75.3 million for the three months ended December 31, 2021.

The following table presents the Company’s net sales for the three months ended December 31, 2022 compared to September 30, 2022:

	Three Months Ended
	December 31, 2022	September 30, 2022	$ Change	% Change
	(in thousands)
Net Sales	$93,790	$103,305	$(9,515)	(9%)

The Company’s net sales for the three months ended December 31, 2022 decreased $9.5 million, or 9%, to $93.8 million compared to $103.3 million for the three months ended September 30, 2022.
Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2022 increased $74.8 million, or 52%, to $219.7 million compared to $144.8 million for the year ended December 31, 2021, while the gross profit margin increased from 54% to 58%. The gross margin improvement resulted from a decrease in costs of sales in the period ended December 31, 2022 primarily from improvement in production yields and increased operating efficiencies compared to the period ended December 31, 2021. This was partially offset by higher supply chain costs primarily towards the end of the year ended December 31, 2022.
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2022 increased $41.3 million compared to the year ended December 31, 2021. This increase was driven by salaries, commissions and employee benefits of $26.8 million, increased insurance expense of $5.7 million, increase in stock based compensation of $5.4 million, increase in professional fees of $6.7 million and an overall increase in utilities, supplies and various other costs of $2.3 million due to the growth in operations. This was partially offset by a decrease in marketing expenses of $5.6 million.

Income from Operations and Operating Margin

During the year ended December 31, 2022, the Company had income from operations of $114.9 million compared to income from operations of $81.4 million for the year ended December 31, 2021. The Company’s operating margin for the year ended December 31, 2022 remained consistent at 30% compared to the year ended December 31, 2021.
Other Income (Expenses) (net)
Interest expense for the year ended December 31, 2022 increased $10.6 million, or 47.1%, to $22.5 million compared to $11.9 million for the year ended December 31, 2021. The additional interest expense resulted primarily from the issuance of Exchangeable Notes in December 2021 resulting in an increase in outstanding debt during the year ended December 31, 2022. The increase in interest expense was more than offset by an overall decrease in other expenses due to the favorable changes in the fair value of earnout consideration and warrant liabilities of $42.2 million, other income of $1.3 million related to employee retention credit (see Note 14 to the consolidated financial statements) and derivative liability of $0.3 million, See Liquidity and Capital Resources below for detail on the existing credit facility.
Net Income
The Company’s net income for the year ended December 31, 2022 was $131.8 million, compared to net income of $83.4 million for the year ended December 31, 2021. The increase was primarily driven by higher sales volume, a more profitable sales mix, favorable change in fair value of earnout consideration liability of $23.3 million and favorable change in fair value of $18.9 million in warrant liability, partially offset primarily by increases in operating expenses as a result of higher sales volume and arbitration charges of $10.2 million.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net sales	$267,948	$260,586	$7,362	3%
Cost of sales	$123,099	$127,959	$(4,860)	(4%)
Gross profit	144,849	132,627	12,222	9%
Operating expenses:
Selling, general and administrative expenses	63,424	48,669	14,755	30%
Income from operations	81,425	83,958	(2,533)	(3%)
Other income (expense), net	$1,132	$(6,143)	$7,275	(118%)
Income before income taxes	82,557	77,815	4,742	6%
Income tax benefit	857	—	857	100%
Net income	83,414	77,815	5,599	7%
Net income attributable to redeemable non-controlling interests	80,260	—	80,260	100%
Net income attributable to CompoSecure, Inc	$3,154	$77,815	$(74,661)	(96%)

	Year Ended December 31,
	2021	2020
Gross Margin	54%	51%
Operating margin	30%	32%

Net Sales

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net sales by region:
Domestic	$218,441	$213,982	$4,459	2%
International	49,507	46,604	2,903	6%
Total	$267,948	$260,586	$7,362	3%
The Company’s net sales for the year ended December 31, 2021 increased by $7.4 million, or 3%, to $267.9 million compared to $260.6 million for the year ended December 31, 2020. This was due to higher growing demand for its products throughout the year ended December 31, 2021 as we continued to emerge from the adverse impact from the COVID-19 pandemic compared to the year ended December 31, 2020. The increase in net sales was due to a 2% increase in domestic sales and a 6% increase in international sales.
Domestic: The Company’s domestic net sales for the year ended December 31, 2021 increased $4.5 million, or 2%, to $218.4 million compared to $214.0 million for the year ended December 31, 2020. This was primarily due to higher demand for the Company's products primarily in the second half of the year ended December 31, 2021 due to higher overall customer acquisition by the Company’s clients as we continued to emerge from the adverse impact from the COVID-19 pandemic compared to the year ended December 31, 2020.

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
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2021 increased $14.8 million compared to the year ended December 31, 2020. This was primarily due to increases in bonuses and commissions of $4.8 million and marketing and professional fee expenses of $19.0 million primarily related to the launch of Arculus in third quarter of 2021 and an overall increase in other costs of $1.1 million, partially offset by a decrease in transaction costs of approximately $10.0 million.

Income from Operations and Operating Margin
During the year ended December 31, 2021, the Company had income from operations of $81.4 million compared to income of $84.0 million for the year ended December 31, 2020. The Company’s operating margin for the year ended December 31, 2021 decreased from 32% to 30% for the year ended December 31, 2020.
Other Expenses
Interest expense for the year ended December 31, 2021 increased $5.8 million, or 94%, to $11.9 million compared to $6.1 million for the year ended December 31, 2020. The additional interest expense resulted from the refinancing of the Company’s existing debt facility in November 2020 resulting in an increase in outstanding debt during the period ended December 31, 2021. This was offset by a favorable change in fair value of $3.5 million in warrant liability and $9.6 million in earnout consideration liability. See Liquidity and Capital Resources below for more detail on the existing debt facility.

Net Income
The Company’s net income for the year ended December 31, 2021 was $83.4 million, compared to net income of $77.8 million for the year ended December 31, 2020. The increase was primarily due to favorable change in fair value of $3.5 million in warrant liability and $9.6 million in earnout consideration liability and a more profitable product mix, partially offset by increases in operating expenses as a result of higher sales volume and costs related to the launch of Arculus.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$131,815	$83,414	$77,815
Add:
Depreciation	8,575	10,428	9,916
Taxes	4,360	(857)	—
Interest expense, net	22,544	11,928	6,143
EBITDA	$167,294	$104,913	$93,874
Special management bonus expense	—	4,384	15,708
Equity compensation expense	11,465	6,113	1,848
Mark to market adjustments (1)	(42,533)	(13,060)	—
Other (2)	—	—	4,071
Adjusted EBITDA	$136,226	$102,350	$115,501

(1)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the year ended December 31, 2022 and December 31, 2021 .
(2)Primarily includes the non-recurring transaction expenses relating to the then proposed Business Combination for the year ended December 31, 2020.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Year Ended December 31,
	2022
	(in thousands) except per share amounts
	Basic	Diluted
Net Income	$131,815	$131,815
Add: provision for income taxes	4,360	4,360
Income before income taxes	136,175	136,175
Income tax expense (1)	(22,423)	(22,423)
Adjusted net income	113,752	113,752
Less: mark-to-market adjustments (2)	(42,267)	(42,267)
Add: stock-based compensation	11,465	11,465
Adjusted net income	$82,950	$82,950
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	75,697	75,697
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	—	8,094
Equity awards	—	4,183
Total Shares outstanding used in computing net income per share	75,697	87,974

Adjusted net income per share (5)	$1.10	$0.94

1) Calculated using the Company's blended tax rate.
2) Includes the changes in fair value of warrant liability and earnout consideration liability.
3) Assumes both Class A and Class B shares participate in earnings and are outstanding at the end of the period.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Company did not include the effect of Exchangeable Notes to its total shares outstanding used in diluted adjusted net income per share.

Critical Accounting Policies and Estimates
General:

The discussion and analysis of the Company’s financial condition and results of operations is based upon audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve the management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. The Company’s actual results may differ from those estimates under different assumptions or conditions. The Company evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the exchangeable notes which are marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, derivative asset for the interest rate swap, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Note 7, 10 and 12 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the nature of these assumptions and conditions. See Note 2 to the Notes to Consolidated Financial Statements for a complete description of the significant accounting policies that have been followed in preparing the Company’s audited consolidated financial statements.

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
Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates and returns.
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

The Company has prospectively adopted this change in methodology to apply the accounting policy described above to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in ASC 250-10. See Note 15 in Notes to Consolidated Financial Statements in this Form 10-K.
Equity-Based Compensation
The Company adopted its existing equity incentive plans in 2021 and 2015. See Note 10 for a detailed discussion of both the plans. The Company estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires the Company to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which the Company believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for the Company’s equity in 2020, the Company had utilized an appropriate index to estimate the volatility assumption when calculating the fair value of options granted during 2020. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. The Company had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. There were no option grants made during 2022 under 2015 incentive plans. The Company made certain grants under 2021 incentive plan during 2022. See Note 10 in Notes to Consolidated Financial Statements in this Form 10-K.

In connection with the consummation of the Business Combination, the then existing equity holders had the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earn-out consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). There were a total of 657,160 shares subject to ASC 718, or 328,580 shares for each portion of the Earnouts. Upon the transaction date, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there was no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award was considered to be immediately vested from a service perspective, and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expense associated with the awards were accelerated and recognized on December 27, 2021.The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for the Earnouts that were fully expensed at the closing date, December 27, 2021:

Year Ended
12/27/2021
Valuation date share price	$9.95
Risk-free interest rate	0.98% - 1.12%
Expected volatility	57.92% - 58.88%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term	3 - 4 years

A 10% change in the Company’s equity-based compensation expense for the year ended December 31, 2022 would have affected net income by approximately $1.0 million. The Company includes equity-based compensation expense in selling, general and administrative expenses in its consolidated statement of operations.

Earnout Consideration

As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). As such, Earnouts were considered to be derivative liability and the valuation of the Earnouts liability was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of earnout consideration liability in the Company's consolidated statements of operations. See Note 10 in Notes to Consolidated Financial Statements in this Form 10-K for a detailed discussion.

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value within warrant liability on the consolidated balance sheet and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option pricing model. The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. See Note 12 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Derivative Liability – Redemption Make-Whole Provision Feature

A derivative liability was initially recorded as a result of the issuance of the 7.00% Exchangeable notes due December, 2026 (see Note 7 in Notes to Consolidated Financial Statements in this Form 10-K). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using certain unobservable inputs using Lattice model. These inputs primarily include: (1) share price as of the valuation date, (2) assumed timing of redemption of the notes based on redemption threshold using Monte Carlo simulation (3) historical volatility of share price and (4) the risk-free rate. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. The fair value of the derivative liability was determined using a Lattice model by calculating the fair value of the notes with the redemption make-whole feature as compared to the fair value of the notes without the redemption make-whole feature, with the difference representing the value of the redemption make-whole feature, or the derivative liability. The conversion feature will be measured at fair value on a quarterly basis and the change in the fair value of the conversion feature for the period will be recorded in the consolidated statements of operations.

Tax Receivable Agreement Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. Pursuant to the Tax Receivable Agreement, the Company is required to pay to participating holders of membership units in Holdings, 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $26,842.0 million and $24.5 million in tax receivable agreement liability as of December 31, 2022 and 2021, respectively which is recorded in the Company's consolidated balance sheets. The Company paid $0.1 million in the year ended December 31, 2022 to holders of interests in Holdings pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal year 2021

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 9 in Notes to Consolidated Financial Statements in this Form 10-K) as the income attributable to the non-controlling interest is pass-through income. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

    The Company was not subject to income taxes prior to December 27, 2021, the date of the consummation of the Business Combination, due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. The Company is currently under audit by federal tax authorities for fiscal 2020. There have been no proposed adjustments at this stage of the examination. The examination is expected to be finalized by the end of fiscal 2023. The Company does not expect any material impact to the financial results due to settlement of this audit.

Holdings is a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, Holdings makes pro rata tax distributions during each year to the members of Holdings. These distributions are based on the Company’s estimate of taxable income for each year, and are updated throughout the year. Tax distributions from Holdings are intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings Company that is allocated to each member. The Holdings limited liability company agreement requires distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information subject to various adjustments.

For the year ended December 31, 2022, Holdings distributed a total of $44,4 million of tax distributions to its members, of which $8,1 million was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36,3 million.

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
As of December 31, 2022, the Company had cash and cash equivalents of $13.6 million and total debt principal outstanding of $363.1 million. The Company believes that cash flows from its operations and available cash and cash equivalents are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, it may incur additional debt to finance such acquisitions.
At December 31, 2022, the Company had $233.1 million of total debt outstanding under the Company’s existing credit facility, (the “2021 Credit Facility”). The credit facility comprised a term loan of $250.0 million (with an outstanding balance of $233.1 at December 31, 2022) as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of December 31, 2022. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the 2021 Credit Facility. As of December 31, 2022, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the 2021 Credit Facility. The 2021 Credit Facility will mature on December 21, 2025.

Interest rates for the 2021 Credit Facility was calculated as the fluctuating bank prime rate plus the applicable margin of 2.0% or, for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.0%. The Company must also pay an annual commitment fee of 0.40% on the unused portion of the $60.0 million revolving loan commitment. As of December 31, 2022, the effective interest rate on the Company’s 2021 Credit Facility was 5.15%. Total cash interest paid during the year ended December 31, 2022 was $20.1 million, an increase of $9.9 million compared to the prior year.

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company made an excess cash flow payment of $13.8 million in the year ended December 31, 2022 per the terms of the 2021 Credit Facility. The Company was in compliance with all financial covenants under the 2021 Credit Facility as of December 31, 2022. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.
On February 28, 2023, the Company amended its 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent Company i.e., CompoSecure, Inc. Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility will be based on a quoted SOFR plus an applicable margin ranging from 2.0% to 3.0% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Alternate Base Rate margin under the old LIBOR rate before the transition would have been ranging from 2.00% to 3.00% for each such portion of debt.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per annum. Interest is payable semi-annually in arrears on each June 15 and December 15, which commenced on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. Additional interest may be payable as set forth in the Indenture. The Exchangeable Notes will mature in five years on December 27, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the year ended December 31, 2022 was $92.8 million compared to cash provided by its operating activities of $77.8 million during the year ended December 31, 2021. The increase in cash provided by operating activities of $15.0 million was primarily attributable to an increase in net income of $48.4 million, equity compensation expense of $11.5 million, amortization of deferred financing costs of $2.3 million, depreciation and amortization expense of $8.6 million, inventory reserve of $1.7 million and deferred tax expense of $3.2 million. This was partially offset by changes in mark to market fair value net changes of $42.5 million and changes in working capital of $23.7 million.
Net Cash Used in Investing
Cash used in the Company’s investing activities for the year ended December 31, 2022 was $9.1 million, primarily relating to capital expenditures, compared to cash used in investing activities of $4.7 million for the year ended December 31, 2021.
Net Cash Used in Financing
Cash used in the Company’s financing activities for the year ended December 31, 2022 was $92.0 million, compared to cash used in the Company's financing activities for the year ended December 31, 2021 of $64.5 million. Cash used in financing activities for the year ended December 31, 2022 primarily related to payment of issuance costs related to the Business Combination of $23.8 million, repayment of scheduled and excess cash flow principal payments on the term loan of $16.9 million, principal payment on the line of credit of $15.0 million, and tax distributions to non-controlling interest holders of $36.3 million. Cash used for the year ended December 31, 2021 primarily related to distributions to then equity holders pursuant to the consummation of the Business Combination on December 27, 2021 and repayments of debt related to the Company’s prior credit facility, partially offset by cash drawn under the 2021 Credit Facility, Exchangeable Notes and capital raised through the PIPE pursuant to the Business Combination.
Contractual Obligations

The following table summarizes, as of December 31, 2022, the Company’s material expected contractual cash obligations by future period (see Notes 7, 8 and 16 of Notes to Consolidated Financial Statements):

	Payments due by Period
	1 year or less	Years 2-3	Years 4-5	After Year 5	Total
	($ amounts in thousands)
Long-term Debt (1)	$14,372	$218,750	$130,000	$—	$363,122
Operating Leases (2)	2,149	4,322	2,794	1,205	10,470
Tax Receivable Agreement Liability (3)	2,367	2,848	3,005	17,162	25,382
Total	$18,888	$225,920	$135,799	$18,367	$398,974

(1)Includes principal only. See Note 7 to the Consolidated Financial Statements.
(2)See Note 8 to the Consolidated Financial Statements.
(3)The Company is obligated to make payments under the tax receivable agreement to holders of interests in Holdings. See Note 2 and 16 to the Consolidated Financial Statements.

As of December 31, 2022, the Company had inventory-related purchase commitments totaling approximately $60.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2022, CompoSecure had $233.1 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of the Exchangeable Notes.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2022, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of December 31, 2022, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, the Company receives payments based on the greater of 1-month LIBOR rate or a minimum of 1.00%.

The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8.7 million at December 31, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements. On February 28, 2023, the Company amended its credit facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin. The Company expects that the existing swap will convert to SOFR at the same time as the secured credit facility converts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COMPOSECURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders'
CompoSecure, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CompoSecure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Iselin, New Jersey
March 10, 2023

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,642	$21,944
Accounts receivable, net	37,272	27,925
Inventories	42,374	25,806
Prepaid expenses and other current assets	3,824	2,596
Total current assets	97,112	78,271

Property and equipment, net	22,655	22,177
Right of use asset, net	8,932	5,246
Deferred tax asset	25,569	25,650
Derivative asset- interest rate swap	8,651	—
Deposits and other assets	24	10
Total assets	$162,943	$131,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	14,372	12,500
Current portion of lease liabilities	1,846	1,119
Accounts payable	7,127	7,058
Accrued expenses	10,154	10,131
Issuance costs payable	—	23,107
Commission payable	3,317	3,089
Bonus payable	8,177	3,512
Total current liabilities	44,993	60,516

Long-term debt, net of deferred finance costs	216,276	233,132
Convertible notes	127,348	126,897
Derivative liability - convertible notes redemption make-whole provision	285	552
Warrant liability	16,341	35,271
Line of credit	—	15,000
Lease liabilities	7,766	4,709
Tax receivable agreement liability	26,842	24,500
Earnout consideration liability	15,090	38,427
Total liabilities	454,941	539,004

Commitments and contingencies (Note 16)

Redeemable non-controlling interest	600,234	608,311

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 16,446,748 and 14,929,982 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	1
Class B common stock, $0.0001 par value; 75,000,000 shares authorized 60,325,057 and 61,136,800 shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	6
Additional paid in capital	24,107	12,261
Accumulated other comprehensive income	8,283	—
Accumulated deficit	(924,630)	(1,028,229)
Total stockholders' deficit	$(892,232)	$(1,015,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,943	$131,354

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations
($ in thousands except per share amounts)

	Years Ended December 31,
	2022	2021	2020

Net sales	$378,476	$267,948	$260,586
Cost of sales	158,832	123,099	127,959
Gross profit	219,644	144,849	132,627
Operating expenses:
Selling, general and administrative expenses	104,749	63,424	48,669
Income from operations	114,895	81,425	83,958

Other income (expense):
Revaluation of warrant liability	18,930	3,485	—
Revaluation of earnout consideration liability	23,337	9,575	—
Change in fair value of derivative liability - convertible notes redemption make-whole provision	266	—	—
Interest expense, net of interest income of $1,249, $0 and $52 in 2022, 2021 and 2020, respectively	(20,129)	(10,235)	(5,266)
Amortization of deferred financing costs	(2,415)	(1,693)	(877)
Other income	1,291	—	—
Total other income (expense), net	21,280	1,132	(6,143)
Income before income taxes	136,175	82,557	77,815
Income tax (expense) benefit	(4,360)	857	—
Net income	131,815	83,414	77,815

Net income attributable to redeemable non-controlling interests (1)	$113,158	$80,260	$—
Net income attributable to CompoSecure, Inc (1)	$18,657	$3,154	$77,815

Net income per share attributable to Class A common stockholders - basic (2)	$1.21	$0.21	n/a
Net income per share attributable to Class A common stockholders - diluted (2)	$1.13	$0.12	n/a

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic	15,372	14,930	n/a
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted	32,555	94,570	n/a

(1) Net income attributable to CompoSecure, Inc. for the year ended December 31, 2021 is equal to net income for the period subsequent to the Business Combination for the prorated period from December 27, 2021 (the date of the Business Combination) through December 31, 2021. Net income attributable to non-controlling for the year ended December 31, 2021 is equal to net income for the period from January 1, 2021 through December 31, 2021. Effective April 1, 2022, the Company changed its methodology to apply its accounting policy to allocate the net income to redeemable non-controlling interest and CompoSecure, Inc. for the year ended December 31, 2021. See Note 1 and Note 15.

(2) The amounts for the year ended December 31, 2021 represent basic and diluted net income per share of Class A common stock and weighted average shares of Class A common stock outstanding for the prorated period from December 27, 2021 (the date of the Business Combination) through December 31, 2021, the period following the Business Combination. Effective April 1, 2022, the Company changed its methodology to apply its accounting policy to calculate the basic and diluted earnings per share and therefore updated the net income per share for the year ended December 31, 2021 to reflect the new methodology.. See Note 1 and Note 15.
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income
($ in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$131,815	$83,414	$77,815
Other comprehensive income, net:
Unrealized gain on derivative - interest rate swap (net of tax)	8,283	—	—
Total other comprehensive income, net	8,283	—	—
Comprehensive income	$140,098	$83,414	$77,815

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity	Interest
Balance as of December 31, 2019	—	$—	61,136,800	$6	$4,300	$—	$(59,855)	$(55,549)	$—
Distributions	—	—	—	—	—	—	(216,668)	(216,668)	—
Stock-based compensation	—	—	—	—	1,848	—	—	1,848	—
Net income	—	—	—	—	—	—	77,815	77,815	—
Balance as of December 31, 2020	—	—	61,136,800	6	6,148	—	(198,708)	(192,554)	—
Distributions	—	—	—	—	—	—	(226,643)	(226,643)	—
Business combination, PIPE financing and others	14,929,982	1	—	—	—	—	(77,981)	(77,980)	—
Stock-based compensation	—	—	—	—	6,113	—	—	6,113	—
Net income	—	—	—	—	—	—	3,154	3,154	80,260
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	(528,051)	(528,051)	528,051
Balance as of December 31, 2021	14,929,982	1	61,136,800	6	12,261	—	(1,028,229)	(1,015,961)	608,311
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(36,293)
Stock-based compensation	—	—	—	—	11,465	—	—	11,465	—
Issuance costs related to business combination	—	—	—	—	(726)	—	—	(726)	—
Proceeds from exercises of options	—	—	—	—	6	—	—	6	—
Net income	—	—	—	—	—	—	18,657	18,657	113,158
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and Class B common stock exchanges	1,498,507	1	(811,743)	—	—	—	—	1	—
Class A common stock issued in connection with employee stock purchase plan	18,259	—	—	—	76	—	—	76	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	8,283	—	8,283	—
Tax receivable agreement liability	—	—	—	—	1,025	—	—	1,025	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	84,942	84,942	(84,942)
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2022	2021	2020

Cash flows from operating activities
Net income	$131,815	$83,414	$77,815
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	8,575	10,428	9,916
Equity-based compensation expense	11,465	6,113	1,848
Inventory reserve	1,668	600	1,157
Amortization of deferred finance costs	2,345	1,654	842
Change in fair value of earnout consideration liability	(23,337)	(9,575)	—
Revaluation of warrant liability	(18,930)	(3,485)	—
Change in fair value of derivative liability	(266)	—	—
Deferred tax benefit	3,193	(857)	—
Changes in assets and liabilities
Accounts receivable	(9,347)	(19,133)	10,249
Inventories	(18,237)	3,792	(12,866)
Prepaid expenses and other assets	(1,228)	(1,519)	(94)
Accounts payable	68	4,637	(456)
Accrued expenses	23	1,665	332
Deposits and other assets	(14)	—	—
Other liabilities	4,990	46	(1,681)
Net cash provided by operating activities	92,783	77,780	87,062

Cash flows from investing activities
Acquisition of property and equipment	(9,053)	(4,746)	(7,501)
Net cash used in investing activities	(9,053)	(4,746)	(7,501)

Cash flows from financing activities

Business combination and PIPE financing	—	60,826	—
Proceeds from employee stock purchase plan and exercise of equity awards	82	—	—
Proceeds from convertible notes	—	127,400	—
Proceeds from line of credit	—	—	20,000
Payment of line of credit	(15,000)	(5,000)	—
Proceeds from term loan	—	250,000	117,500
Payment of term loan	(16,878)	(240,000)	(10,500)
Payment of tax receivable agreement liability	(110)	—	—
Deferred finance costs related to debt origination	—	(1,860)	(3,199)
Distributions pursuant to the business combination	—	(218,300)	—
Distributions	(36,293)	(22,334)	(216,668)
Issuance cost related to business combination	(23,833)	(15,244)	—
Net cash used in financing activities	(92,032)	(64,512)	(92,867)

Net increase (decrease) in cash and cash equivalents	(8,302)	8,522	(13,306)

Cash and cash equivalents, beginning of period	21,944	13,422	26,728

Cash and cash equivalents, end of period	$13,642	$21,944	$13,422

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$21,379	$10,101	$5,317
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$8,651	$—	$—
Issuance costs payable	$—	$23,107	$—
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

Founded in 2000, CompoSecure is a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

The Company creates newly innovated, highly differentiated and customized quality financial payment products to support and increase its customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through nearly over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of over 20 direct customers and over 80 indirect customers, including some of the largest issuers of credit cards in the U.S.

On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was affected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure, Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Holdings' members prior to the Business Combination having a majority of the voting interests in the combined company, Holdings' operations comprising the ongoing operations of the combined company, Holdings' members and officers comprising a majority of the board of directors of the combined company, and Holdings' senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR were stated at historical cost, with no goodwill or other intangible assets recorded. While Roman DBDR was the legal acquirer in the Business Combination, because Holdings was deemed the accounting acquirer, the historical financial statements of Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Holdings prior to the Business Combination; (ii) the combined results of the Company and Holdings following the closing of the Business Combination; (iii) the assets and liabilities of Holdings at their historical cost; and (iv) the Company’s equity structure for all periods presented. In accordance with guidance applicable to these circumstances, the equity structure was restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Holdings' equity holders in connection with

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Holdings' common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, LLC and the related deferred tax asset. CompoSecure Holdings, LLC is an entity taxed as a partnership for U.S. federal income tax purposes and owned by both the historical owners and CompoSecure, Inc. By virtue of our control of CompoSecure Holdings, LLC’s board of managers, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure Holdings, LLC. As a result, we consolidate CompoSecure Holdings’ financial results and report a non-controlling interest related to the CompoSecure Holdings units not owned by the Company.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for periods presented prior to the Business Combination, unless otherwise noted.

The global outbreak of the COVID-19 pandemic continues to rapidly evolve. Over the past several years, the Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for employees and securing the supply of materials that are essential to the Company’s production process. To date, the impact on the Company’s business and results of operations has not been significant. Any future impact of the pandemic on our operations will depend on future developments, which are uncertain and cannot be predicted and which could result in business disruption.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the exchangeable notes due December 2026, which will be marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, derivative asset for the interest rate swap, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Note 7, 10 and 12 for further discussion of the nature of these assumptions and conditions.

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

Accounts Receivable

Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any accounts receivable allowance for doubtful accounts at December 31, 2022 and 2021.

Inventories
Inventories are stated at the lower of cost or net realizable value, a basis that approximates the first-in, first out method. Inventories consist of raw material, work in process and finished goods. The Company establishes reserves as necessary for obsolescence and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

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

Revenue Recognition
The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2022 and 2021.

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

Assessment of Estimates of Variable Consideration

Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as discounts, rebates such as volume based rebate and credits, using the expected value method, and adjusts transaction price for its estimate of variable consideration. Throughout the year, we record an accrual that nets down our revenue based on our best estimate of the impact of variable consideration based on cards shipped in each month of the year. We regularly revisit this accrual throughout the year to ensure we are tracking to the correct offset. This effectively factors the volume based rebate into the transaction price. Therefore, management applies the constraint in its estimation of variable consideration for inclusion in the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.

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

Practical Expedients and Exemptions

As permitted by ASC 606, the Company uses certain practical expedients in connection with the application of ASC 606. The Company treats shipping and handling activities as fulfillment activities. The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. The Company does not adjust the transaction price for significant financing components, as the Company’s contracts typically do not contain provisions for significant advance or deferred payments, nor do they span more than a one year period. The Company applies the optional exemption to not disclose information regarding the allocation of transaction price to remaining performance obligations with an original expected duration of less than one year.

Shipping and Handling Costs
Costs incurred in shipping and handling are recognized in Cost of goods sold in the consolidated statements of operations. Total Shipping and handling costs were approximately $2,755, $2,308, and $1,596, for the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising
The Company expenses the cost of advertising as incurred. Advertising expense of approximately $11,808, $17,434, and $181 for the years ended December 31, 2022, 2021, and 2020, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 9) as the income attributable to the non-controlling interest is pass-through income. Prior to the Business Combination, the Company was not subject to income taxes due to its prior equity structure and was, instead, subject to pass through income taxes. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    The Company will continue to evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

Holdings is a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, Holdings makes pro rata tax distributions during each year to the members of Holdings. These distributions are based on the Company’s estimate of taxable income for each year, and are updated throughout the year. Tax distributions from Holdings are intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings Company that is allocated to each member. The Holdings limited liability company agreement requires distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
contribution tax on unearned income, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information subject to various adjustments.

For the year ended December 31, 2022, Holdings distributed a total of $44,434 of tax distributions to its members, of which $8,141 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36,293

Equity-Based Compensation
The Company has equity-based compensation plans and a profits interest which are described in more detail in Note 10. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each option on the date of grant using the Black‑Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, forfeiture rate and expected dividend yield. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates, in order to derive the Company’s best estimate of awards ultimately expected to vest.

Earnout Consideration
As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of Earnout consideration liability in the Company's consolidated statements of operations. A portion of the liability was considered compensation and fully expensed at December 27, 2021. See Note 10 and 12.

Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value within warrant liability on the consolidated balance sheet and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option pricing model. The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. See Note 12 for more details.

Tax Receivable Agreement Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings as of the date of the Business Combination (the "TRA Holders"). Pursuant to the Tax Receivable Agreement, the Company is required to pay to the TRA Holders 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $26,842 and $24,500 in tax receivable agreement liability as of December

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
31, 2022 and 2021, respectively which is reported in the Company's consolidated balance sheets. The Company paid $110 in the year ended December 31, 2022 to the TRA Holders pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal year 2021.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2022, 2021, and 2020 were salaries and commissions of $35,650, $16,103, and $12,650, and professional fees of $14,024, $11,134, and $6,800, respectively.

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

Effective April 1, 2022, the Company changed its methodology to apply the accounting policy to calculate the basic and diluted earnings per share as it determined that it would push down the changes in fair value of the mark-to-market liabilities related to the Company's warrants and earnout consideration liability to its operating subsidiary, Holdings, resulting in a change to the net income attributable to the controlling interest and non-controlling interest. Diluted net income per share is computed by dividing the net income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnouts, exercise and vesting of the equity awards, exchange of the Class B units and Exchangeable Notes ("securities") only if the effect is not anti-dilutive.

The Company has prospectively adopted this change in methodology to apply the accounting policy described above to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in FASB ASC Topic 250-10, "Accounting Changes and Error Corrections". See Note 15.

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

The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, warrants, earnout consideration and interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2022 and December 31, 2021, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the Company's debt approximates the carrying value for all periods presented. The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 12.

Segments

The Company is managed and operated as one business as the entire business is managed by a single management team that reports to the Chief Executive Officer and President. The Company's chief operating decision-maker ("CODM") is its Chief Executive Officer and President, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. The Company does not operate separate lines of business with respect to any of its products and does not review discrete financial information to allocate resources to separate products or by location. Accordingly, the Company views its business as one reportable operating segment.

Characteristics of the organization which were relied upon in making the determination that the Company operates in one reportable segment include the similar nature of all of the products that the Company sells, the functional alignment of the Company’s organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

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

On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022- 06 extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB had issued ASU 2020-04, Reference Rate Reform which provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The objective of the guidance in ASC 848 is to provide temporary relief during the transition period. It included a sunset provision based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published as LIBOR phase out was delayed from a planned end of 2021 to June 30, 2023. Because the current relief may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU 2022-06 defer the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief. The amendments in ASU 2022-06 are effective for all entities upon issuance.

On February 28, 2023, the Company amended its 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin. See Note 7.
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

Concurrent with Closing, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings. Pursuant to the Tax Receivable Agreement, the Company is required to pay to participating holders of membership units in Holdings 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. In addition, concurrent with the Closing, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with certain equity holders of the Company relating to the voting for directors of the Company and containing certain lock-up restrictions, as well as a registration rights agreement that provides customary registration rights to certain equity holders of the Company.

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

4. REVENUE RECOGNITION
The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. See Note 2.
Disaggregation of Revenue
The percentages present the Company’s revenue disaggregated by customer. The majority of the Company’s revenue is earned within these major contracts, with aggregate revenue from the two top customers comprising approximately 67.3%, 71.9% and 72.1% of total revenue in 2022, 2021 and 2020, respectively.

5. INVENTORIES
The major classes of inventories were as follows:

	December 31,
	2022	2021
Raw materials	$43,313	$27,474
Work in process	2,892	582
Finished goods	450	363
Inventory reserve	(4,281)	(2,613)
	$42,374	$25,806

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

		December 31,
	Useful Life	2022	2021
Machinery and equipment	5 - 10 years	$64,626	$59,437
Furniture and fixtures	3 - 5 years	987	955
Computer equipment	3 - 5 years	927	925
Leasehold improvements	Shorter of lease term or estimated useful life	11,993	11,358
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,889
Construction in progress		4,145	985
Total		85,866	76,813
Less: Accumulated depreciation and amortization		(63,211)	(54,636)
Property and equipment, net		$22,655	$22,177

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020, was $8,575,$10,428, and $9,916, respectively.

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

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation. The fair value of the optional redemption with a make-whole provision feature derivative was determined based on the difference between the fair value of the notes with the redemption with a make-whole provision feature and the fair value of the notes without the redemption with a make-whole provision feature. The Company employed a Lattice model and to determine that the fair value of the derivative upon issuance of the Exchangeable Notes was $552 and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the notes on the closing date, or December 27, 2021. The optional redemption with a make-whole provision feature will be measured at fair value on a quarterly basis and the change in the fair value for the period will be recorded on the consolidated statements of operations. The Company determined that the change in fair value from December 27, 2021 to December 31, 2021 was not material. The Company performed a valuation of the derivative liability for the year ended December 31, 2022 and determined that the fair value of the derivative liability was $285 at December 31, 2022 representing a change in fair value of $266 for the year ended December 31, 2022.

The Company determined that the expected life of the Exchangeable Notes was equal to the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the year ended December 31, 2022 and December 31,2021, the Company recognized $9,536 and $200, respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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

Term Loan

In November of 2020, the Company through its wholly-owned subsidiary Holdings entered into a new agreement with JPMC to refinance its then existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification capitalized as debt issuance costs. In connection with the amendment, the prior outstanding balance were paid-off. Further, one of the lenders in the original agreement did not participate in the amended debt agreement. As such, the balance related to that lender was written off by the Company.

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

Interest on the Revolver and Term Loan were based the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 2.00% or for portions of the debt converted to Euro Loans, the quoted LIBOR rate plus the applicable margin of 3.00%. At December 31, 2022 and 2021, the effective interest rate on the Revolver and Term Loan was 5.15% and 3.65% per annum, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.40% on the unused portion of the $60 million Revolver commitment.

The 2021 Credit Facility is secured by substantially all of the assets of the Company. The terms of the credit facility imposes financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At December 31, 2022, the Company was in compliance with all financial covenants.

The Company recognized $14,188, $11,928 and $6,142, of interest expense related to the Exchangeable Notes, Revolver and Term Loan for the years ended December 31, 2022, 2021, and 2020, respectively.

The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company made an excess cash flow payment of $13,753 related to the credit facilities in the year ended December 31, 2022 per the terms of the facilities. At December 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
As of December 31, 2022 and December 31, 2021, there were $0 and $15,000 balances outstanding on the Revolver. At December 31, 2022, there was $60,000 of availability for borrowing under the Revolver.

The balances payable under all borrowing facilities are as follows:

	December 31, 2022	December 31, 2021
Total debt	$363,122	$380,000
Less: current portion of term loan (scheduled payments)	(14,372)	(12,500)
Less: debt discount and debt issuance costs, net	(5,126)	(7,471)
Total long-term debt	$343,624	$360,029
Derivative liability - redemption with make-whole provision	$285	$552

The maturity of the all the borrowings facilities is as follows:

Years
2023	$14,372
2024	18,750
2025	200,000
2026	130,000
Total debt	$363,122

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At December 31, 2022, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes utilizing the hypothetical derivative method. The Company has determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8,651 at December 31, 2022. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

On February 28, 2023, the Company amended its 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent Company i.e., CompoSecure, Inc. Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility will be based on a quoted SOFR plus an applicable margin ranging from 2.0% to 3.0%% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Alternate Base Rate margin under the old LIBOR rate before the transition would have been ranging from 2.0% to 3.0% for each such portion of debt. The Company expects that the existing interest rate swap will convert to SOFR at the same time as the secured credit facility converts.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
8. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amended the guidance in former ASC Topic 840, Leases. The Company adopted the new lease guidance effective January 1, 2021 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2021. The Company elected the package of practical expedients which permits to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change the Company’s previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $6,298 and lease liabilities of $6,875 at January 1, 2021. The difference between the ROU assets and the lease liabilities were primarily due to unamortized lease incentive and deferred rent related to the Company’s operating leases at December 31, 2020.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilized its incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2021, i.e. the date of adoption. The Company utilized a synthetic credit rating model including fundamental analysis per S&P Global Market Intelligence. The Company then utilized the Bloomberg BVAL Pricing Source to determine the option-adjusted spread and added the United States Treasury Constant Maturity for the applicable terms to determine the term structure of the IBR. Based on these calculations, the Company determined applicable discount rates for various points along the yield curve as of January 1, 2021. As a reasonableness check for the yield curve, the Company considered its revolving credit agreement amendment on November 5, 2020, which extended the term of the agreement through November 5, 2023. The base interest rate on the term loan under such credit facility was calculated as LIBOR plus 300 bps which approximated 3.4%. This rate was generally consistent with the yield curve derived, thus the Company determined that the yield curve was appropriate for determining the discount rates for its leases. The Company then interpolated the discount rates in the yield curve to determine the discount rate for each of its existing leases at January 1, 2021.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives incurred, if any. The Company’s lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the lease term for up to 5 years. The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Effective April 1, 2012, the Company entered into a 10 - year lease for its office and manufacturing facilities in Somerset, New Jersey terminating in 2022. The lease contains escalating rental payments, exclusive of required payments for increases in real estate taxes and operating costs over base period amounts. The agreement provides for a 5 year renewal option. The lease provides for monthly payments of rent during the lease term. These payments consist of base rent, and additional rent covering customary items such as charges for utilities, taxes, operating expenses, and other facility fees and charges. The base rent is currently approximately $338 per year, which reflects an annual 3% escalation factor. The Company exercised its renewal option in December 2020.
Effective August 1, 2014, the Company entered into a 4-year lease for additional office and manufacturing space in Somerset, New Jersey terminating on July 31, 2018. The lease contains escalating rental payments. The Company has the option to extend the term for two periods of two years each. The Company had exercised both renewal options with last one exercised in 2020 for additional three years expiring on August 31, 2023. The base rent is currently approximately $106 per year, which reflects an annual 3% escalation factor.
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
The weighted-average remaining lease term for our operating leases was 5 years at December 31, 2022. The weighted-average discount rate was 3.84% at December 31, 2022.
ROU assets and lease liabilities related to our operating leases are as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Right-of-use assets	Right of use assets	$8,932	$5,246
Current lease liabilities	Current portion of lease liabilities	1,846	1,119
Non-current lease liabilities	Non-current portion of lease liabilities	7,766	4,709
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The components of lease costs were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$1,854	$1,305
Variable lease cost	653	444
Total lease cost	$2,507	$1,749
Future minimum commitments under all non-cancelable operating leases are as follows:

2023	$2,149
2024	2,146
2025	2,176
2026	1,882
2027	912
Later years	1,205
Total lease payments	10,470
Less: Imputed interest	(858)
Present value of lease liabilities	$9,612
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,700	$1,272
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,104	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
9. EQUITY STRUCTURE
Shares Authorized

As of December 31, 2022, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of December 31, 2022, there were 16,446,748 shares of Class A Common Stock issued and outstanding, 60,325,057 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of December 31, 2022 and 2021, the Company had 10,837,400 shares private warrants outstanding. Each private warrant entitles the registered holder to purchase share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of December 31, 2022 and 2021, the Company had 11,578,000 shares public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Holdings as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The Company may only issue Class A Units to the parent CompoSecure, Inc.The non-controlling interest has been adjusted to redemption value as of December 31, 2022 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $600,234 on December 31, 2022. The redemption value is calculated by multiplying the 60,325,057 Class B Units by the $9.95 trading price of our Class A common stock on December 27, 2021.

10. EQUITY COMPENSATION
The following table summarizes share-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Years Ended December 31,
	2022	2021	2020
Stock option expense	$1,228	$1,310	$1,415
Earnout consideration	—	$4,610	—
Restricted stock unit expense	10,173	—	—
Employee stock purchase plan	25	—	—
Incentive units	39	193	433
Total stock-based compensation expense	$11,465	$6,113	$1,848

Equity Incentive Plan

In connection with the business combination consummated on December 27, 2021, the Company established CompoSecure, Inc. 2021 Incentive Equity Plan (the “2021 Plan”) effective as of December 27, 2021. The purpose of the 2021 Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of directors of the Company, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The aggregate authorized number of shares of Class A common stock that may be issued or transferred as of December 31, 2022 under the Plan is 12,030,280 shares of Class A common stock plus the number of shares of Class A stock underlying grants issued under the Company’s existing amended and restated equity compensation Plan that expire, terminate or are otherwise forfeited without being exercised. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Stock that may be issued or transferred under the Plan shall be increased by an amount of shares of Class A Stock equal to 4% of the aggregate number of shares of Class A stock and Class B stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares of Class A Stock as may be determined by the Board.

In the year ended December 31, 2022, under the 2021 plan, the Company granted Restricted stock units (“RSU”) to employees generally vesting over a period of two years and four years. RSUs granted to board of directors generally vest over a period of one year. The restricted stock will generally be forfeited upon termination of an employee prior to vesting. The fair value of each RSU is based on the market value of our stock on the date of grant. The Company also awarded 449,380 Performance stock units ("PSUs") to one officer in the year ended December 31, 2022, for which vesting was based on the achievement of certain performance targets. At the grant date, the Company performed a valuation which took into consideration all the key terms and conditions of the award under Topic 718. The valuation of the PSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

The following assumptions were used to determine the grant date fair value for these PSUs as of the grant date:

Year Ended
12/31/2022
Valuation date share price	$7.89
Risk-free interest rate	2.09% -2.14%
Expected volatility	67.59% - 70.30%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term	3.0 - 4 years

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
A summary of RSU and PSU activity under the Plan during the year ended December 31, 2022 is presented below:

Restricted Stock and Performance Stock Units Activity

Number of Shares
Outstanding at January 1, 2022	—
Granted	6,101,086
Vested	(50,190)
Forfeited	(104,450)
Nonvested at December 31, 2022	5,946,446

Employee Stock Purchase Plan
Effective December 27, 2021, the Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”). The Company had authorized 2,411,452 aggregate number of shares of Class A Common Stock reserved for sale pursuant to the ESPP Plan as of December 31, 2022. The ESPP permits participating eligible employees to purchase class A common stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount at the lower of the closing price of the Common Stock on the Nasdaq on the first day of the offering period or the last trading day of each purchase period. The Board may suspend or terminate the ESPP at any time to become effective immediately following the close of any offering period. As of December 31, 2022, there were 2,393,193 shares of Class A common stock remaining authorized for issuance under the ESPP. The Company will recognize the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the period in which the employees will begin participating in the ESPP. As of December 31, 2021, employee contributions had not yet commenced. For the year ended December 31, 2022, the Company issued 18,259 shares and recognized compensation expense of $25.

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

Upon consummation of the Business Combination on December 27, 2021 (see Note 3), Holdings amended and restated its 2015 Plan and the holders of issued and outstanding equity of 2015 Plan received a combination of cash consideration, certain newly-issued membership units of Holdings and shares of newly-issued class B common stock of the Company, which have no economic value, but entitle the holder to one vote per issued share and were issued on a one-for-one basis for each Holdings Unit retained by the holder following the Merger. All incentive units available for grants under the 2015 Plan at the time of the consummation will be made available for new award grants under the 2021 Plan and no further awards will be granted under the 2015 Plan. As a result, all of the options, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction were assumed by the Company and converted into an option to purchase shares of class A common stock. Each converted options continue to have and be subject to substantially the same material terms and conditions as were applicable to such options under the 2015 Plan except that each converted option shall be exercisable for, and represent the right to acquire, that number of shares of Class A common stock equal to the product (rounded down to the nearest whole number) of (A) the number of Units subject to the converted option immediately before the merger effective time multiplied by (B) the equity award exchange Ratio at an exercise price per share equal to the quotient of (i) the exercise price per unit of such converted option immediately before the consummation of

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
the Business Combination divided by (ii) the Equity Award Exchange Ratio (rounding the resulting exercise price up to the nearest whole cent). Except as specifically provided in the Business Combination Agreement, following the Business Combination, each exchanged option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Holdings 2015 Plan immediately prior to the consummation of the Business Combination. As a result of the modification, all of 9,778 options outstanding right before the Business Combination were recapitalized into 6,823,006 options of which 1,413,235 were settled and 5,409,771 remained outstanding at December 31, 2021. A total of 644,226 options were exercised in the year ended December 31, 2022 and 4,765,545 options remained outstanding at December 31, 2022. There was no incremental expense recognized since the options were recapitalized with terms consistent with prior awards and there were no incremental changes to fair value. There were a total of twelve grantees affected by the recapitalization.

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

Upon the transaction date, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there is no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award is considered to be immediately vested from a service perspective, and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expenses associated with the awards were accelerated and recognized on December 27, 2021. There were a total of 657,160 shares subject to Topic 718 or 328,580 shares per Phase with an intrinsic value of $5,395 as of December 31, 2021. The Company recognized a total expense of $4,610 related to Earnouts in its consolidated statements of operations for the year ended December 31, 2021.

The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for these Earnouts as of the closing date:

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

The assumptions utilized to calculate the value of the options granted for the year ended December 31, 2020 were as below:

December 31, 2020
Expected term	1 year
Volatility	44.00%
Risk-free rate	1.07%
Expected dividends	0%
Expected forfeiture rate	0%

Stock Options activity

Upon consummation of the Business Combination, Holdings' options were assumed by the Company and recapitalized. Because of the nature of the recapitalization in a Business Combination, the Company recalculated new fair values for the affected stock options and profits interest to preserve the total grant date fair value originally issued. All stock option activity was retroactively restated to reflect the exchanged options.

The following table sets forth the options activity under the Holdings' equity plan which was assumed by the Company and recapitalized for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	5,409,771	$1.27	4.1	$37,542
Granted	—	—	—	—
Exercised	644,226	$0.01		$3,180
Outstanding at December 31, 2022	4,765,545	$1.44	4.8	$16,939
Vested and expected to vest at December 31, 2022	4,765,545	$1.44	6.0	$16,939
Exercisable at December 31, 2022	4,616,197	$1.29	3.1	$16,923

The weighted average calculated grant date fair value per time-vested option granted during the year ended December 31, 2020 was $6.36. The Company recognized approximately $1,228, $1,310, and $1,415 of compensation expense for the options in selling, general and administrative expenses in the accompanying consolidated statements of operations in 2022, 2021, and 2020, respectively.

The number of options exercisable and vested as of December 31, 2022, 2021, and 2020 were 4,616,197, 4,947,921 and 5,894,922 respectively. The weighted average exercise price of options exercisable and vested is $1.29, $1.26, and

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
$406.63 for years ended December 31, 2022, 2021, and 2020, respectively. The weighted average remaining contractual years term (years) per options exercisable as of December 31, 2022, 2021, and 2020 is 3.1, 3.9, and 4.9, respectively. Unrecognized compensation expense for the options of approximately $308 is expected to be recognized during the next two years.

Profits Interest (Incentive Units)
On May 11, 2017, the members of the Holdings executed a Limited Liability Company Agreement for an entity formed in 2016 titled CompoSecure Employee LLC. The purpose of the entity was to hold Operating Incentive units. In May 2017, the Company granted 1,320,765 incentive units with a profits interest hurdle of $232,232. No interests were granted during the period ended December 31, 2022. Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The total class B common stock related to the conversion outstanding were 1,236,027 as of December 31, 2022.

The Company recognized approximately $39, $193, and $433 of compensation expense for the incentive units in selling, general and administrative expenses in the accompanying consolidated statements of operations in 2022, 2021, and 2020, respectively. No unrecognized compensation expense remained for the incentive units as of December 31, 2022.

11. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the years ended December 31, 2022, 2021, and 2020 was approximately $1,614, $1,102, and $1,030 respectively.

Deferred Compensation Plan
The Company has a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The total liability was $242 at December 31, 2022 and 2021 and is recorded in other liabilities on the balance sheet. The Plan vests over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. The plan was terminated in the year ended December 31, 2021.

12 FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$8,651	$8,651
Liabilities Carried at Fair Value:
Public warrants	8,105	—	—	8,105
Private warrants	—	—	8,236	8,236
Earnout consideration	—	—	15,090	15,090
Derivative liability - redemption with make-whole provision	—	—	285	285
December 31, 2021
Liabilities Carried at Fair Value:
Public warrants	$17,714	$—	$—	$17,714
Private warrants	—	—	17,557	17,557
Earnout consideration	—	—	38,427	38,427
Derivative liability - redemption with make-whole provision	—	—	552	552

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 7.

Warrant Liability

As a result of the Business Combination, the Company had assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities were remeasured at fair value with changes in fair value presented within revaluation of warrant liabilities in the statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Assumed warrant liability upon business combination at December 27, 2021	38,756
Change in estimated fair value	(3,485)
Estimated fair value at December 31, 2021	35,271
Change in estimated fair value	(18,930)
Estimated fair value at December 31, 2022	16,341

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants for the periods indicated below:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	12/31/2022	12/31/2021
Exercise Price	$11.50	$11.50
Risk-free interest rate	4.15%	1.26%
Expected volatility	45%	33%
Expected dividends	0%	0%
Expected term (years)	4.0 years	4.9 years
Common Stock market value	$4.91	$8.21

The fair value of warrants has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in Earnout consideration based on the achievement of certain stock price thresholds. See also Note 10. Earnout consideration liabilities held by Holdings' holders (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value in accordance with ASC 815-40-30-1. Subsequently, the liability for Earnouts will be remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815-40-35-4. The Company established the initial fair value for the earnouts at the closing date on December 27, 2021 using a Monte Carlo simulation model. The Company remeasured the fair value of the earnouts at December 31, 2021 and December 31, 2022. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Fair value recognized upon business combination	$48,002
Change in estimated fair value	(9,575)
Estimated fair value at December 31, 2021	$38,427
Change in estimated fair value	(23,337)
Estimated fair value at December 31, 2022	$15,090

The following assumptions were used to determine the fair value of the Earnout considerations for the periods indicated below:

	12/31/2022	12/31/2021
Valuation date share price	$4.91	$8.21
Risk-free interest rate	4.22% - 4.41%	0.97% - 1.12%
Expected volatility	75% - 80%	67.5%
Expected dividends	0%	0%
Expected term (years)	2 - 3 years	3 - 4 years

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The fair value of Earnout consideration liabilities have been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

13. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Year Ended December 31,
	2022	2021	2020
Net sales by country
Domestic	$295,423	$218,441	$213,982
International	83,053	49,507	46,604
Total	$378,476	$267,948	$260,586

The Company’s principal direct customers as of December 31, 2022 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Two customers individually accounted for more than 10% of the Company’s revenue or 67.3% of total revenue for the year ended December 31, 2022. Two customers individually accounted for more than 10% of the Company’s revenue or 71.9% of total revenue for the year ended December 31, 2021. Two customers individually accounted for more than 10% of the Company’s revenue or 72.1% of total revenue for the year ended December 31, 2020. Two customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 63% as of December 31, 2022 and two customers individually accounted for 10% of total accounts receivable or 66% as of December 31, 2021, respectively.

The Company primarily relied on two vendor that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2022. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2021.

14. INCOME TAXES

The Company recorded income tax provision of $4,360 for the year ended December 31, 2022 and income tax benefit of $857 for the prorated period from December 27, 2021 to December 31, 2021. No provisions/benefits were made for federal or state income taxes for the year ended December 31, 2020 as prior to the Business Combination, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. The Company is currently under audit by federal tax authorities for fiscal 2020. There have been no proposed adjustments at this stage of the examination.The examination is expected to be finalized in fiscal 2023. The Company does not expect any material impact to the financial statements due to settlement of this audit.

Income before the provision and benefit for income taxes as shown in the accompanying consolidated statements of operations is as follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Years Ended December 31,
	2022	2021	2020
Income before income taxes	$136,175	$82,557	$77,815
Income before income taxes attributable to period subsequent to business combination for the year ended December 31, 2021 (1)	$—	$12,206	$—

(1) The income before income taxes for the year ended December 31, 2021 was attributable only to prorated period subsequent to the consummation of the Business Combination on December 27, 2021.

The Company calculated income taxes on prorated income only for the days remaining subsequent to the Business Combination for the year ended December 31, 2021. The components of the benefit for income taxes for the year ended December 31, 2022 and December 31, 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$1,140	$—
State	27	—
	1,167	—
Deferred:
Federal	3,477	(856)
State	(284)	(1)
	3,193	(857)
Total Provision (benefit) from income taxes	$4,360	$(857)

The reconciliation of income taxes at the federal statutory rate to provision for income taxes for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.00%	21.00%
State taxes	0.28%	0.03%
Valuation allowances	1.11%	—%
NCI adjustment	(17.52)%	(18.53)%
Permanent differences	(0.64)%	(3.35)%
OCI Adjustment	(0.27)%	—%
Other temporary differences	(0.76)%	—%
Effective income tax rate	3.20%	(0.85)%

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

The components of the deferred tax assets were as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Investment in Holdings	$32,256	$29,102
Imputed Interest	686	623
Earnout consideration liability	—	970
Net operating loss carryforward	—	819
Total deferred tax assets	$32,942	$31,514
valuation allowance	(7,373)	(5,864)
Total deferred tax assets net of valuation allowance	$25,569	$25,650

The deferred taxes primarily result from the Business Combination where the Company recorded a carryover basis on all assets for financial accounting purposes and a fair value step-up on a portion of the assets for income tax purposes. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined that it was “more likely than not” that the Company’s deferred tax assets would not be fully realized. As of December 31, 2022, the Company determined that considering all of these factors, a $7,373 valuation allowance would be established, an increase in valuation allowance of $1,509 compared to the year ended December 31, 2021. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2022 or 2021. Additionally, there were no interest or penalties outstanding as of the fiscal year ended December 31, 2022.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when realized under ASC 450-30. Accordingly, the Company recorded a $1,291 employee retention credit during the year ended December 31, 2022, which is reported as other income in the statements of operations.

15. EARNINGS PER SHARE

Basic net income per share has been computed by dividing net income attributable to class A common shareholders for the periods subsequent to the Business Combination by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A common stock were computed by dividing net income available to CompoSecure, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. No earnings per share is presented for the year ended December 31, 2020 as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate in the Company's income or loss and are therefore not participating securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The following table sets forth the computation of net income used to compute basic net income per share of Class A common stock for the years ended December 31, 2022 and December 31, 2021, respectively. The basic and diluted earnings per share period for the year ended December 31, 2021, represents only the prorated period from December 27, 2021 to December 31, 2021, which represents the period wherein we had outstanding Class A common stock.

	Year Ended December 31,
	2022	2021
Basic and diluted:
Net income	$131,815	$83,414
Less: Net income attributable to non-controlling interest	113,158	80,260
Net income attributable to Class A Common shareholders	$18,657	$3,154
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes and class B units	18,017	7,943
Net income attributable to Class A Common shareholders after adjustment	$36,674	$11,097
Weighted average common shares outstanding used in computing net income per share - basic	15,372,422	14,929,982
Plus: net effect of dilutive equity awards, exchangeable notes and class B units	17,182,895	79,639,876
Weighted average common shares outstanding used in computing net income per share - diluted	32,555,317	94,569,858
Net income per share—basic	$1.21	$0.21
Net income per share—diluted	$1.13	$0.12

Basic earnings per share for the year ended December 31, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $18,657 divided by 15,372,422 of weighted average Class A common shares outstanding at December 31,2022. Diluted earnings per share was calculated by dividing net income adjusted for net effects of dilutive equity awards and exchangeable notes of $36,674, divided by 32,555,317 of weighted average common shares after adjusting for the net effects of dilutive equity awards and exchangeable notes outstanding at December 31, 2022.

Basic earnings per share for the year ended December 31, 2021 was calculated by dividing net income attributable to Class A Common shareholders of $3,154 divided by 14,929,982 of weighted average Class A common shares outstanding at December 31, 2021. Diluted earnings per share was calculated by dividing net income adjusted for net effects of dilutive equity award, exchangeable notes and Class B units of $11,097 divided by 94,569,858 of weighted average common shares after adjusting for the net effects of dilutive equity awards, exchangeable notes and Class B units outstanding at December 31, 2021.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Potentially dilutive securities:
Warrants	22,415,400	22,415,400
Class B common shares	60,325,057	—
Earnout consideration shares	7,500,000	7,500,000
Equity awards	3,461,502	—
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

Below is a summary of the impact of the change in accounting policy for the period indicated:

	Year ended December 31, 2021		Year ended December 31, 2021
Income Statement Items:	As previously reported	Adjustment	As currently reported
Net income per share attributable to Class A common stockholders - basic (1)	$0.91	$(0.70)	$0.21
Net income per share attributable to Class A common stockholders - diluted (1)	$0.14	$(0.02)	$0.12
Net income attributable to CompoSecure, Inc. (2)	13,512	(10,358)	3,154
Net income attributable to redeemable non-controlling interests (2)	69,902	10,358	80,260

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
16. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. See Note 8 for future minimum commitments under all non-cancelable operating leases.

Tax Receivable Agreement

The Company is obligated to make payments under the tax receivable agreement to the TRA Holders. See Note 2. Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable agreement will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the tax receivable agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.

As of December 31, 2022, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2023	$2,367
2024	1,417
2025	1,431
2026	1,460
2027	1,491
Later years	18,676
Total payments	$26,842

In addition to the above, the Company's tax receivable agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of Holdings’ assets resulting from any future purchases, redemptions or exchanges of Holdings' interests by holders. The Company currently expect to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. while the outcome of existing disputes and claims is uncertain, the Company does not expect that the resolution of existing disputes and claims would have a material adverse effect on its consolidated financial position or liquidity or the Company’s consolidated results of operations. Litigation expenses are expensed as incurred. In February 2021, the Company had received from a third party a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers which could have required payments ranging from $4,000 to $14,000, plus costs and expenses. In October 2022, this dispute was resolved through binding arbitration, resulting in commission payments to the third party within the anticipated range, together with additional commission payments on future

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
sales, if any, to one customer. The Company made a payment of $10,259 related to these commission payments in the year ended December 31, 2022.

17. RELATED PARTY TRANSACTIONS
In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who is a Class B member of Holdings and who was then a member of Holdings' Board of Managers. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the years ended December 31, 2022, 2021, and 2020 amounted to $21,959, $9,508, and $6,724, respectively and were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of December 31, 2022, and December 31, 2021 related to this agreement amounted to $3,317 and $3,402. In February 2021, the Company had received from such third party a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers. In October 2022, the Company resolved this dispute through binding arbitration. See Note 16.

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 2 and Note 16.

Pursuant to the Holdings LLC agreement , the Company makes pro rata tax distributions to the holders of Holdings' units, i.e. non-controlling interest in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. See Note 2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

As an emerging growth company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Unless the context otherwise requires, all references in this Item 10 refer to the “Company,” “we,” “us” or “our” refer to CompoSecure, Inc. and its consolidated subsidiaries.

Directors

Class I Directors (Term Expiring in 2025)

Name	Age	Principal Occupation and Business Experience
Jonathan C. Wilk	54
Mr. Wilk has served as a member of our board of directors since December 27, 2021. Mr. Wilk has led the Company for over six years, serving as the Company’s Chief Executive Officer since May 2017, having joined in March 2016 as President and Chief Revenue Officer. He brings more than 25 years of banking, consulting, and private equity operating experience. Prior to joining the Company, from January 2014 to October 2015, he served as the President of PayChoice, a leading SaaS- based payroll company. Prior to PayChoice, from 2011 to 2013, Mr. Wilk was with JPMorgan Chase, where he joined as the Head of Product and Chief Marketing Officer for the Consumer Bank. He was responsible for checking, savings, debit, and prepaid products as well as brand and advertising and sponsorships for consumer banking. Prior to that, Mr. Wilk held several senior positions at Bank of America Merrill Lynch between 2003 and 2011, including the Global Head of Product for Treasury Services and the Head of Consumer and Small Business Deposits. Prior to his banking experience, Mr. Wilk was a management consultant with firms including Booz, Allen and Hamilton and Mercer Management Consulting. Mr. Wilk holds an MBA from the Kellogg Graduate School of Management at Northwestern University with majors in Strategy, Marketing, and Finance and a BS in Business Management from Pennsylvania State University. Mr. Wilk was chosen to serve on the Board because of his 25 years of banking, consulting, and private equity operating experience, and as the Company’s President and Chief Executive Officer, he is able to provide the Board with critical insight into the day-to-day operations of the Company.

Jane J. Thompson	71
Ms. Thompson has served as a member of our board of directors since December 27, 2021. Ms. Thompson is the founder and Chief Executive Officer of Jane J. Thompson Financial Services LLC, a management consulting firm she founded in 2011. From May 2002 to June 2011, Ms. Thompson served as President of Walmart Financial Services, a division of Walmart Stores, Inc. that provides money services, products and solutions to Walmart customers. Previously, she led the Sears Credit, Sears Home Services, and Sears Online groups within Sears, Roebuck & Company, and was a partner with McKinsey & Company, Inc. advising consumer companies. Since 2012, Ms. Thompson has served on numerous public and private boards in fintech, financial services and payments. She currently serves as a director for Navient Corporation (Nasdaq: NAVI) and Katapult Holdings, Inc. (Nasdaq: KPLT). Ms. Thompson received a Master’s in Business Administration from Harvard Business School and a Bachelor’s in Business Administration in Marketing from the University of Cincinnati. Ms. Thompson was chosen to serve on the Board because of her extensive experience in the fields of fintech, financial services and payments, and management consulting, as well as her experience as a member of various boards of directors.

Class II Directors (Term expiring in 2023)

Name	Age	Principal Occupation and Business Experience
Michele Logan	56
Ms. Logan has served as a member of our board of directors since December 27, 2021. From 2017 to February 2021, Ms. Logan, one of the Company’s founders, served as the Executive Chairman of the Company from May 2017 to February 2021, as CEO from May 2012 to May 2017, and Vice President, General Manager from 2002 to 2012. Prior to founding the Company, she began her career as a computer programmer analyst at Prudential Insurance. Ms. Logan graduated from Boston University with a BA in Computer Science and minor in Business Administration. She also holds an MBA degree from Fairleigh Dickinson University in Industrial Management. Ms. Logan has the right to designate an appointee to the Board pursuant to appointment rights in the Company’s Stockholders’ Agreement, dated December 27, 2021 (the “Stockholders’ Agreement”), and designated herself to serve on the Board; the Company believes she brings unique insight and experience in the industry to the Board as a result of co-founding the Company and previously serving as the Company’s Chief Executive Officer and Executive Chairman and her extensive experience in the field of payment cards.

Brian F. Hughes	64
Mr. Hughes has served as a member of our board of directors since December 27, 2021. Mr. Hughes currently serves as a director and audit committee chair of Bentley Systems (Nasdaq: BSY), and has served as a senior advisor to Gopuff since February 2021. Mr. Hughes was previously an audit partner, the national private markets group leader, and venture capital co-leader at KPMG LLP where he worked from 2002 to 2019 and an audit partner at Arthur Andersen where he worked from 1981 to 2002. Mr. Hughes received a Master’s in Business Administration and a Bachelor of Science in Economics and Accounting from the Wharton School, University of Pennsylvania. Mr. Hughes was chosen to serve on the Board because of his financial expertise, extensive accounting, auditing and venture capital experience as well as his experience as a director and advisor of other companies.

Class III Directors (Expiring in 2024)

Name	Age	Principal Occupation and Business Experience
Mitchell Hollin	60
Mr. Hollin has served as a member of our board of directors since December 27, 2021. Since 2000, Mr. Hollin has served as a partner at LLR Partners, a middle market private equity firm committed to creating long-term value by growing its portfolio companies. Prior to joining LLR, Mitchell co-founded and served as Managing Director of Advanta Partners, a private equity firm focused on the financial services industry. His experience with private equity began while an Associate with Patricof and Co. Ventures, now Apax Partners. In addition to active board roles in connection with certain current LLR investments, Mr. Hollin also served on the Board of Heartland Payment Systems (NYSE: HPY) beginning in 2001 and later became Lead Director. Following the sale of Heartland to Global Payments (NYSE: GPN) in 2015, Mitchell served on the Board of Global Payments until its merger with TSYS (NYSE: TSS) in 2019, which formed one of the leading worldwide providers of payment technology services and software. Mr. Hollin holds a BS from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania. Mr. Hollin was chosen to serve on the Board by LLR Equity Partners IV, L.P. pursuant to appointment rights in the Company’s Stockholders’ Agreement, and because the Company believes he has valuable experience in private equity and the financial services industry, as well as his experience as a member of various boards of directors

Paul Galant	55
Mr. Galant has served as a member of our board of directors since September 21, 2022. Mr. Galant currently serves as an Operating Partner of Churchill Capital, and has served as a member of Vivint’s board of directors since October 2015. Prior to that, Mr. Galant served as Chief Executive Officer of Brightstar Corp., a leading mobile services company for managing devices and accessories and subsidiary of SoftBank Group Corp., and he has served as an Operating Partner of SoftBank. Prior to joining Brightstar, Mr. Galant was the Chief Executive Officer of VeriFone Systems, Inc., and was a member of VeriFone’s board of directors, since October 2013. Prior to joining VeriFone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global B2C and C2B digital payments solutions. From 2009 to 2010, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Card and Merchant Acquiring businesses. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a B.S. in Economics from Cornell University where he graduated a Phillip Merrill Scholar

Niloofar Razi Howe	54
Ms. Howe has served as a member of our board of directors since December 27, 2021. Since 2019, Ms. Howe has served as a senior operating partner at Energy Impact Partners, a venture capital fund. Ms. Howe previously served as chief strategy officer and senior vice president of strategy and operations at RSA, a global cybersecurity company, from 2015 to 2018. She also previously served as the chief strategy officer of Endgame (acquired by Elastic in 2019) from 2013 to 2015, an enterprise software security company, and spent twelve years leading deal teams in private equity and venture capital. Ms. Howe currently serves as a director of Tenable Holdings, Inc., Morgan Stanley Private Bank, NA and Morgan Stanley Bank, NA, Pondurance, Recorded Future, Swimlane, and Tamr. Ms. Howe received a Bachelor degree from Columbia College and holds a juris doctor degree from Harvard Law School. Ms. Howe was chosen to serve on the Board because of her valuable experience as a technology and cybersecurity executive, as well as her experience in private equity and venture capital, as well as experience as a member of various boards of directors.

Executive Officers

Jonathan C. Wilk, 54 – President, Chief Executive Officer and Director

Mr. Jonathan C. Wilk has led the Company for over six years, serving as the Company’s Chief Executive Officer since May 2017, having joined in March 2016 as President and Chief Revenue Officer. He brings more than 25 years of banking, consulting, and private equity operating experience. Prior to joining the Company, from January 2014 to October 2015, he served as the President of Paychoice, a leading SaaS- based payroll company. Prior to PayChoice, from 2011 to 2013, Mr. Wilk was with JPMorgan Chase, where he joined as the Head of Product and Chief Marketing Officer for the Consumer Bank. He was responsible for checking, savings, debit, and prepaid products as well as brand and advertising and sponsorships for consumer banking. Prior to that, Mr. Wilk held several senior positions at Bank of America Merrill Lynch between 2003 and 2011, including the Global Head of Product for Treasury Services and the Head of Consumer and Small Business Deposits. Prior to his banking experience, Mr. Wilk was a management consultant with firms including Booz, Allen and Hamilton and Mercer Management Consulting. Mr. Wilk holds an MBA from the Kellogg Graduate School of Management at Northwestern University with majors in Strategy, Marketing, and Finance and a BS in Business Management from Pennsylvania State University.

Timothy Fitzsimmons, 60 – Chief Financial Officer

Mr. Timothy Fitzsimmons has served as the Company’s Chief Financial Officer since July 2014, bringing more than 30 years’ experience in accounting and finance. Prior to joining the Company, Mr. Fitzsimmons served from 2009 to July 2014 as President and founder of Your CFO & Controller LLC, a consulting firm. Prior to that, he was the Vice President Controller and Strategic Initiatives at Title Resource Group, a national title insurance agency and real estate closing coordination company. Prior to that, he was Chief Financial Officer of Vanguard Modular Building Leasing. Previously, he was Global Controller of GE Capital Modular Space Leasing, and Controller of North American operations for Gemplus Corporation, a plastic transaction card manufacturer. Mr. Fitzsimmons began his career with Coopers & Lybrand in New York City where he earned his CPA certificate in 1985. In 1989, he joined DataCard in Minneapolis, MN as part of the Corporate Finance team before becoming the Controller of Plastic Card Operations for DataCard North America in 1991. Four years later, Mr. Fitzsimmons joined GE Capital as Global Controller of their modular leasing business, earning his Six Sigma Blackbelt Certification and managing a global finance team. Mr. Fitzsimmons holds an MBA with a finance concentration from Drexel University and a BS in accounting from St. John’s University in New York.

Gregoire (Greg) Maes, 50 – Chief Operating Officer

Mr. Gregoire (Greg) Maes joined the Company as Chief Operating Officer in January 2020, contributing 25 years of experience with several global card manufacturers. Before joining the Company, from 2014 to January 2020, he served as Global Chief Operating Officer for ABCorp, a leading provider of products and services for the commercial, financial, government & not-for-profit and healthcare sectors. Prior to that, he served as Service Center Operations Director Asia Pacific at Oberthur Technologies from 2013 to 2014, and as COO for ABnote Australia Pty Ltd from 2007 to 2013. Mr. Maes has a Chemistry and Physics degree from the Graduate School of Chemistry and Physics of Bordeaux, France.

Amanda Gourbault, 57 – Chief Revenue Officer

Ms. Amanda Gourbault has served as Chief Revenue Officer of the Company since December 7, 2021. Ms. Gourbault has more than 25 years of experience in the payments and security industry, leading global sales, products and services teams for the financial sector. Prior to joining the Company, Ms. Gourbault was Executive Vice President of the Financial Institutions Business Unit at IDEMIA, a global leader in payment cards and identity/security credentials. At IDEMIA, where Ms. Gourbault worked for 13 years, Ms. Gourbault was responsible for a global division with more than 2,600 employees, comprised of sales, marketing and product development teams, as well as for more than 30 card personalization centers worldwide that delivered more than $900 million in revenue per year. Ms. Gourbault is also Chair of the Compass for Life foundation, helping disadvantaged children achieve their dreams. Ms. Gourbault holds a BA in modern languages from Durham University, England.

Adam Lowe, 38 – Chief Product & Innovation Officer

Dr. Adam Lowe has served as the Company’s Chief Product & Innovation Officer since April 2022 after serving as Chief Innovation Officer since January 2020, having joined the Company as a Senior Materials Development Engineer in January 2014 and serving in several roles of increasing responsibility on the Company’s research and development team from May 2015 to January 2016, leading to promotion to Vice President, R&D in June 2018, and then Chief Innovation Officer in January 2020. In addition, he served as Adjunct Fellow at Syracuse University’s Forensic and National Security Sciences Institute from 2012 to 2018. Prior to joining the Company, he served as Principal Research Scientist from 2011 to 2013 at SRC, a not-for-profit research and development company. Dr. Lowe earned an MBA from the Cornell Johnson Graduate School of Management, a PhD in microbiology from Cornell University, and a degree in biology from Salisbury University.

Key Employees

Stephen Luft, 70 – Vice President, Global Head of Sales

Mr. Stephen Luft has served as the Company’s Vice President, Global Head of Sales since February 2012. Before joining the Company, from 1997 to 2012 he served in various roles at OpSec Security, Inc., most recently as

Director of Customer Solutions. Mr. Luft holds an MBA in International Business and Finance from Indiana University and a BS in International Economics from Georgetown University.

Lewis Rubovitz, 49 – Chief Strategy Officer

Mr. Lewis Rubovitz has served as the Company’s Chief Strategy Officer since March 2022 and previously, the Company’s Vice President, Head of Strategy & Business Development since November 2018, bringing over 15 years of industry experience. Prior to joining the Company, he was VP Finance — Global Commercial Payments, Product Development, Marketing, & International at American Express from 2013 to 2018, prior to which he held several other positions at American Express. Before that, he served as a senior financial analyst at Revlon from 1999 to 2003, and as a senior sales and marketing analyst at CR Bard from 1996 to 1999. Mr. Rubovitz holds an MBA from the Stern School of Business at New York University, majoring in Marketing and Finance along with a BBA in Marketing from Emory University’s Goizueta Business School.

Steven J. Feder, 59 – General Counsel and Corporate Secretary

Mr. Steven J. Feder joined the Company as its full-time General Counsel and Corporate Secretary in April 2022, bringing over 33 years of corporate and commercial legal experience to the Company. Mr. Feder has been serving in that same capacity for the Company on a part-time basis since August 2014 as a member of the alternate legal services firm, GenCounsel, LLC, which Mr. Feder co-founded in 2009 in Philadelphia, Pennsylvania. Prior to founding GenCounsel, Mr. Feder was Senior Vice President, General Counsel and Secretary of Safeguard Scientifics, Inc. in Wayne, Pennsylvania (NYSE: SFE) from 2004 to 2007, and was previously a partner with the law firm of Pepper Hamilton LLP (now Troutman Pepper LLP) in Berwyn, Pennsylvania from 2000 to 2004, and had previously been associated with other law firms. From 1990 to 1995, Mr. Feder was corporate counsel for MEDIQ Incorporated, formerly an AMEX-listed diversified healthcare company. Mr. Feder holds a JD degree from the Temple University School of Law and a BS in Education from Temple University’s College of Education, both in Philadelphia, Pennsylvania, and is licensed to practice law in Pennsylvania.

Stacey Gutman, 44 – Chief Transformation Officer

Ms. Stacey Gutman joined the Company as Chief Transformation Officer in February 2022, bringing over 20 years of corporate and start-up experience to the Company and a track record of effectively building, launching and managing new products, programs and partnerships. For the year prior to joining the Company full-time, Mrs. Gutman served the company as a consultant focused on launching Arculus. In her position as Chief Transformation Officer, Mrs. Gutman is responsible for leading large-scale cross- functional initiatives and the corporate communications function. Prior to CompoSecure, Mrs. Gutman led the external partnerships teams at two fast-growing, NY-based start-ups: Intersection, a smart cities technology company (from 2014 to 2018) and Catchafire, a tech-enabled social impact company (2019). Mrs. Gutman also spent 13 years in the small business division at American Express working across all facets of the customer lifecycle, building new sales and distribution channels, transforming digital assets into revenue-generating platforms and forging large-scale partnerships. Mrs. Gutman holds a BA in Economics from Amherst College in Amherst, MA.

Legal Proceedings Involving Directors or Executive Officers

None.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2022, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ms. Niloofar Razi Howe, a member of our Board of Directors, filed a Form 4 on July 5, 2022 for a transaction that occurred on June 24, 2022 and a separate Form 4 on September 20, 2022 for a transaction that occurred on April 11, 2022.

Corporate Governance

Director Independence

The listing standards of Nasdaq require that a majority of the Board be independent. The Board has determined that each of Mitchell Hollin, Niloofar Razi Howe, Brian F. Hughes, Paul Galant and Jane J. Thompson qualify as independent directors, as defined under Nasdaq listing rules.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements, and review the adequacy and effectiveness of our internal controls over financial reporting. Our Nominating and Corporate Governance Committee is responsible for periodically evaluating our company’s corporate governance policies and systems in light of the governance risks that we face and the adequacy of our company’s policies and procedures designed to address such risks. Our compensation committee assesses and monitors whether any of our compensation policies and programs is reasonably likely to have a material adverse effect on us.

Meetings of the Board and its Committees

The Board held a total of four (4) meetings during the fiscal year ended December 31, 2022. During the fiscal year ended December 31, 2022, no incumbent director attended fewer than 75% of the aggregate of all meetings of the Board held during the period in which he or she served as a director and the total number of meetings held by the committee on which he or she served during the period. Members of our Board are invited and encouraged to attend each annual meeting of stockholders.

Board Committees

Our Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. These committees, their principal functions and their respective memberships are described below.

Audit Committee

Our Audit Committee consists of Mr. Hughes, Mr. Galant and Ms. Howe, with Mr. Hughes serving as the chair of the Audit Committee. Mr. Galant joined our Audit Committee in January 2023, replacing Ms. Thompson who had served on our Audit Committee since December 2021. Our Board has determined that each Audit Committee member meets the definition of an independent director as defined by the applicable Nasdaq listing standards and the additional independence criteria for members of audit committees specified in the Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has determined that Mr. Hughes qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.

The Audit Committee is responsible for, among other matters: (i) reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual reports on Form 10-K; (ii) discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements; (iii) discussing with management major risk assessment and risk management policies and any impacts of such risks or exposures on our financial statements; (iv) monitoring the independence of the independent auditor; (v) verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law; (vi) reviewing and approving all related-party transactions; (vii) inquiring and discussing with management our compliance with applicable laws and regulations; (viii) pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed; (ix) appointing or replacing the independent auditor; (x) determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; (xi) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies and (xii) investigating, in its discretion, any alleged breach or violation of our Code of Business Conduct and Ethics and any matters related to accounting, internal accounting controls, financial fraud and similar matters within the scope of the Audit Committee’s responsibilities.

The Audit Committee held five (5) meetings during the year ended December 31, 2022. A copy of the Audit Committee’s charter is posted on our website at www.composecure.com.

Compensation Committee

Our Compensation Committee consists of Ms. Thompson, Mr. Hollin and Mr. Hughes, with Ms. Thompson serving as the chair of the Compensation Committee. Each of Ms. Thompson, Mr. Hollin and Mr. Hughes qualify as independent directors according to the Nasdaq rules with respect to compensation committee membership. The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

The Compensation Committee is responsible for, among other matters: (i) reviewing key employee compensation goals, policies, plans and programs; (ii) reviewing and approving the compensation of our directors, Chief Executive Officer and other executive officers; (iii) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (iv) administering our stock plans and other incentive compensation plans.

The Compensation Committee held four (4) during the year ended December 31, 2022. A copy of the Compensation Committee’s charter is posted on our website at www.composecure.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Hollin, Ms. Howe and Ms. Thompson, with Mr. Hollin serving as chair of the Nominating and Corporate Governance Committee. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent directors as defined by the applicable Nasdaq listing standards.

Our Nominating and Corporate Governance Committee is responsible for, among other matters: identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board; (ii) overseeing the organization of our Board to discharge the Board’s duties and responsibilities properly and efficiently; (iii) identifying best practices and recommending corporate governance principles; and (iv) developing and recommending to our Board a set of corporate governance guidelines and principles applicable to us.

The Nominating and Corporate Governance Committee held four (4) meetings during the year ended December 31, 2022. A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.composecure.com.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. You may review a copy of our code of ethics on our website at

https://ir.composecure.com. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 309 Pierce Street, Somerset, New Jersey, 08873, Attention: General Counsel or by telephone at (908) 518-0500.

All of our directors, officers and employees are expected to be familiar with the Code of Ethics and to adhere to those principles and procedures set forth in the Code of Ethics that apply to them. The Company has posted the Code of Ethics, and will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC, on the Company’s website at www.composecure.com.

Item 11. Executive Compensation
DIRECTOR AND OFFICER COMPENSATION

Director Compensation

The following table sets forth the compensation paid to non-employee directors for the year-ended December 31, 2022. The non-employee directors did not receive compensation for the year-ended December 31, 2021.

Director (4)	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Total ($)
Paul Galant (3)	13,858	263,835	277,693
Brian Hughes (2)	50,000	372,972	422,972
Niloofar Razi-Howe (2)	50,000	372,972	422,972
Jane Thompson (2)	50,000	372,972	422,972
Notes:
(1) Pursuant to the Company’s Director Compensation Policy, certain non-employee directors are paid an annual cash retainer of $50,000, paid on a quarterly basis. Pursuant to the Company’s Director Compensation Policy, Ms. Razi-Howe has elected to receive vested restricted stock units in lieu of quarterly cash retainer payments.
(2) Stock awards include (a) an initial equity award of restricted stock units granted on March 16, 2022 with a grant date fair value of $150,000 computed in accordance with FASB ASC Topic 718; (b) a pro-rated annual equity award of restricted stock units granted on March 16, 2022 with a grant date fair value of $72,972 computed in accordance with FASB ASC Topic 718 and (c) an annual equity award of restricted stock units granted on June 24, 2022 with a grant date fair value of $150,000.
(3) Stock awards include (a) an initial equity award of restricted stock units with a grant date fair value of $150,000 computed in accordance with FASB ASC Topic 718 and (b) a pro-rated annual equity award of restricted stock units with a grant date fair value of $113,835 computed in accordance with FASB ASC Topic 718.
(4) Pursuant to the Company’s Director Compensation Policy, Mr. Hollin, Ms. Logan and Dr. Basile (who previously served as a member of our Board of Directors until his resignation, effective on September 21, 2022) did not receive compensation for their services as non-employee directors during the year-ended December 31, 2022.

General Policy Regarding Compensation of Non-Employee Directors

In March 2022, our Board approved and instituted an annual compensation program for certain non-employee directors of our Board (the “Director Compensation Policy”).
Pursuant to the Director Compensation Policy, certain non-employee directors are paid an annual cash retainer of $50,000, paid on a quarterly basis. (Other non-employee directors who are prohibited by a contractual obligation or employment policy from receiving compensation for their service on the Board, or who have otherwise notified the Company that they have declined to receive compensation are not covered by the Director Compensation Policy. Non-employee directors who are covered by the Policy are referred to as “eligible non-employee directors.”)

The Director Compensation Policy provides that upon joining the Board, each eligible non-employee director will receive an initial equity award of restricted stock units (“RSUs”) with a value of $150,000, granted on the date such non-employee director begins service on the Board (the “Initial Equity Award”). The Initial Equity Awards will vest on the first anniversary of the date on which the award is granted. Additionally, the Director Compensation Policy provides that eligible non-employee directors will be granted, on an annual basis, RSUs with a value of $150,000 effective on the date of each annual meeting (or, in the case of an eligible non-employee director who joins the Board after the occurrence of the annual meeting for the year of their appointment to the Board, a pro-rata amount based on their appointment date) (the “Annual Equity Award”). The Annual Equity Awards will vest in full on the earlier of (i) the first anniversary of the date of grant or (b) the next annual meeting.

Eligible non-employee directors who were Board members on December 27, 2021 received an Initial Equity Award that will vest on January 1, 2023 and a pro-rated Annual Equity Award for the period from December 27, 2021 through the date of our 2022 annual meeting, which vested on such date. In accordance with the Director Compensation Policy, on March 16, 2022, the Company granted to each of Ms. Howe, Mr. Hughes and Ms. Thompson restricted stock units for 29,524 shares of Class A Common Stock, of which 9,751 which vested on the date of the 2022 Annual Meeting and 19,773 vested on January 1, 2023.

An eligible non-employee director may elect to convert his or her annual cash retainer into RSUs, or to defer receipt of his or her Initial Equity Award and or Annual Equity Award, or his or her cash retainers, in accordance with the terms of the Company’s RSU Conversion and Deferral Program for Directors, which was approved by the Board in March 2022.

Information regarding compensation for those of our directors who are also employees is set forth in the Executive Compensation — Summary Compensation Table below.

Executive Compensation

Summary Compensation Table

The following table presents information regarding the compensation of the Company’s named executive officers for services rendered during the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Jonathan Wilk	2022	600,039	1,124,754	11,241,827	11,257	12,977,877
President and Chief Executive Officer	2021	460,503	428,787	—	690,723	1,580,013
Amanda Gourbault(5)(6)	2022	506,619	937,295	4,734,000	166,976	6,344,890
Chief Revenue Officer	2021	41,666	—	—	750,000	791,666
Adam Lowe	2022	425,023	478,020	4,734,000	8,489	5,645,532
Chief Product and Innovation Officer	2021	265,225	129,573	—	602,845	997,643
Gregoire Maes	2022	375,000	421,783	1,972,500	20,800	2,790,083
Chief Operating Officer	2021	309,000	147,095	—	156,005	612,100
Timothy Fitzsimmons	2022	375,000	421,783	1,972,500	13,032	2,782,315
Chief Financial Officer	2021	320,342	147,786	—	352,499	820,627
Notes to Summary Compensation Table:
(1) Reflects actual base salary amounts paid for 2022 and 2021.
(2) Reflects annual cash bonuses for 2022 and for 2021 pursuant to the Company’s annual cash incentive program.
(3) Stock awards for 2022 reflect (i) for each of the named executive officers, RSUs granted on March 16, 2022, which vest ratably over four years, with 25% of the award vesting on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026, respectively, and (ii) with respect to Mr. Wilk, 449,380 performance-vesting RSUs granted on March 16, 2022, which will vest over the applicable performance period based on the achievement of performance targets set forth in the governing award agreement. The stock award amounts reflected in the table represent the aggregate grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718. The fair value of time-vesting RSUs has been determined based on the closing price of the Company’s Class A common stock on the date of grant. The fair value of the performance-vesting RSUs has been determined based upon the probable outcome of such conditions determined as of the grant date under FASB ASC Topic 718.
(4) Reflects the following components of All Other Compensation:

Details of All Other Compensation

Named Executive Officer	Year	Distributions and Payments ($) (a)(b)	Company Matching Contribution to 401(k) Plan ($)	Life Insurance Premium ($)	Car Allowance ($)	Cell Phone Allowance ($)	Relocation Expense ($)(d)	Total of All Other Compensation ($)
Jonathan Wilk	2022	—	10,675	581	—	—	—	11,257
	2021	679,999	10,150	574	—	—	—	690,723
Amanda Gourbault	2022	—	2,884	2,092	—	—	162,000	166,976
	2021	750,000	—	—	—	—	—	750,000
Adam Lowe	2022	—	7,396	493	—	600	—	8,489
	2021	594,859	6,893	493	—	600	—	602,845
Gregoire Maes	2022	—	10,626	575	9,000	600	—	20,800
	2021	135,753	10,150	502	9,000	600	—	156,005
Timothy Fitzsimmons	2022	—	10,675	1,758	—	600	—	13,032
	2021	339,999	10,150	1,750	—	600	—	352,499
Notes to Details of All Other Compensation:
(a) Figures have been rounded to the nearest dollar.
(b) Represents pro rata cash distributions to Mr. Wilk as a holder of outstanding Company units in the aggregate amount of approximately $679,999 during 2021.
(c) Represents, for Messrs. Fitzsimmons, Lowe and Maes, discretionary special cash payments in the amounts of $339,999, $594,859, and $135,753, respectively, during 2021 immediately prior to the Business Combination to these named executive officers as holders of options to purchase the Company’s units in recognition of pro rata cash distributions made to the holders of the Company’s outstanding units. For Ms. Gourbault, reflects a cash bonus in 2021 for recognition of her loss of economic rewards due to her early departure from her previous position to join the Company.
(d) Consists of expenses associated with Ms. Gourbault's relocation to the United States.
________________________________________________________________________________________________

(5) Ms. Gourbault has served as Chief Revenue Officer of the Company since December 7, 2021.
(6) Ms. Gourbault received a portion of her compensation in Euros. The compensation paid to Ms. Gourbault in Euros was converted into U.S. Dollars based on the exchange rate (1 Euro for each 1.1342 US Dollars) as of January 3, 2022, which was the first payment date for Ms. Gourbault during fiscal 2022.

On March 16, 2022, the Company granted to Mr. Wilk (i) time-vested restricted stock units (“RSUs”) for 1,123,451 shares of Class A Common Stock, which will vest ratably over four years, with 25% of the award vesting on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026, respectively, subject to Mr. Wilk’s continued service as of the applicable vesting date and (ii) performance-vested RSUs for 449,380 shares of Class A Common Stock, which will vest over the applicable performance period based on the achievement of certain performance targets, as set forth in the governing award agreement, subject to Mr. Wilk’s continued service as of the applicable vesting date.

On March 16, 2022 the Company granted to Mr. Lowe RSUs for 600,000 shares of Class A Common Stock, which will vest ratably over four years, with 25% of the award vesting on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026, respectively, subject to Mr. Lowe’s continued service as of the applicable vesting date.

On March 16, 2022 the Company granted to Ms. Gourbault (i) RSUs for 300,000 shares of Class A Common Stock, which will vest in two installments over the two-year period following the date of grant, with one-third vesting on January 1, 2023 and the remaining two-thirds vesting on January 1, 2024, subject to Ms. Gourbault’s continued service as of the applicable vesting date and (ii) RSUs for 300,000 shares of Class A Common Stock, which will vest ratably over four years, with 25% of the award vesting on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026, respectively, subject to Ms. Gourbault’s continued service as of the applicable vesting date. The RSUs will be settled into Class A Common Stock upon vesting.

On March 16, 2022 the Company granted to each of Mr. Fitzsimmons and Mr. Maes RSUs for 250,000 shares of Class A Common Stock, which will vest ratably over four years, with 25% of the award vesting on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026, respectively, subject Mr. Fitzsimmons’ or Mr. Maes’s, as applicable, continued service as of the applicable vesting date.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning unexercised options and equity incentive plan awards which have not yet vested for the named executive officers as of the end of our fiscal year ended December 31, 2022.

		Options				Stock Awards
Named Executive Officer	Grant Date	Number of Shares of Class A Common Stock Underlying Unexercised Options (#) Exercisable	Number of Shares of Class A Common Stock Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (4)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not yet vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Jonathan Wilk	3/16/2022	—	—	—	—	1,572,831	7,893,943
Amanda Gourbault	3/16/2022	—	—	—	—	600,000	2,946,000
Adam Lowe	5/15/2015	227,845	—	$0.01	05/15/2025	—	—
	10/9/2018	338,923	—	$4.31	10/9/2028	—	—
	3/16/2022	—	—	—	—	600,000	2,946,000
Gregoire Maes (1)	6/15/2020	204,056	76,083	$6.36	06/15/2030	—	—
	3/16/2022	—	—	—	—	250,000	1,227,500
Timothy Fitzsimmons	5/15/2015	665,566	—	$0.01	05/15/2025	—	—
	3/16/2022	—	—	—	—	250,000	1,227,500

Notes:

(1) Subject to the terms and conditions of the Incentive Plan, 25% of Mr. Maes’ options became exercisable on the first anniversary of his employment commencement date of January 6, 2021, and the remaining options vested in increments of 2.08% beginning on the first anniversary of the grant date and on such date every month thereafter, through the fourth anniversary of the grant date.
(2)    Represents RSUs, which were granted on the dates and in the amounts shown in the table above. The value reported for time-vesting RSUs was determined by multiplying the number of unvested RSUs by the closing market price of $4.91 of the Company's Class A Common Stock on December 30, 2022. For Mr. Wilk, the value reported also includes performance-vesting RSUs (as shown in the table above) which vest over the applicable performance period based on the achievement of performance targets as set forth in the governing award agreement, with a market value based upon the probable outcome of such conditions.

Agreements with Named Executive Officers

The Company entered into new employment agreements (each, an “Employment Agreement”; collectively, the “Employment Agreements”) through its wholly owned subsidiary CompoSecure, L.L.C. with its named executive officers (each, an “Executive”), effective as of, and contingent upon, the closing of the Business Combination (as defined below) (or, in the case of Amanda Gourbault, effective as of December 7, 2021). Each Employment Agreement generally contains the same terms and conditions for each Executive, with exceptions noted below.

Under the terms of the new Employment Agreement with Jonathan C. Wilk, the Company’s President and Chief Executive Officer (“Wilk Agreement”), Mr. Wilk’s base salary would increase prospectively to $600,000; Mr. Wilk’s annual target bonus opportunity will remain at 100% of his base salary (with a maximum payout of 200% of base salary), based on individual and/or company performance and determined by the Compensation Committee of the Board (“Compensation Committee”).

Under the terms of the new Employment Agreement with Tim Fitzsimmons, the Company’s Chief Financial Officer, Mr. Fitzsimmons’s base salary would increase prospectively to $375,000 and his annual target bonus opportunity will increase from 50% of his base salary to 60% of his base salary (with a maximum payout of 120% of base salary), based on individual and/or company performance and determined by the Compensation Committee.

Under the terms of the new Employment Agreement with Adam Lowe, the Company’s Chief Product & Innovation Officer, Dr. Lowe’s base salary would increase prospectively to $425,000 and his annual target bonus opportunity will increase from 50% of his base salary to 60% of his base salary (with a maximum payout of 120% of base salary), based on individual and/or company performance and determined by the Compensation Committee.

Under the terms of the Employment Agreement with Amanda Gourbault, the Company’s Chief Revenue Officer, she will receive a base salary of $500,000, with an annual target bonus opportunity of 100% of her base salary (with a maximum payout of 200% of base salary), based on individual and/or company performance and determined by the Compensation Committee. She will also receive a $750,000 cash bonus paid to Ms. Gourbault in recognition of her loss of economic rewards due to her early departure from her previous position to join CompoSecure, which she will be obligated to repay if she leaves employment (other than as a result of a termination without “Cause” or a resignation for “Good Reason,” as defined in the Employment Agreement) during her first year of employment.

Under the terms of the new Employment Agreement with Gregoire (Greg) Maes, the Company’s Chief Operating Officer, Mr. Maes’s base salary would increase prospectively to $375,000 and his annual target bonus opportunity will increase from 50% of his base salary to 60% of his base salary (with a maximum payout of 120% of base salary), based on individual and/or company performance and determined by the Compensation Committee.
As more specifically described and set forth in the respective Employment Agreements, each of Mr. Wilk, Mr. Fitzsimmons, Ms. Gourbault, Dr. Lowe, and Mr. Maes will receive an initial restricted stock unit grant under the Equity Incentive Plan (each, a “Staking Grant”). Ms. Gourbault will also receive a separate sign-on grant. Starting in the 2023 fiscal year, each Executive will be eligible to receive annual long-term incentive equity awards in the form of time-vested restricted stock units and performance stock units under the Company’s equity incentive plan.

The Employment Agreements contain certain rights of each of the Executives and the Company to terminate the Executives’ employment, including a termination by the Company for “Cause” and a resignation by the Executive for “Good Reason” (each, as defined in the Employment Agreements), and specifies certain compensation following termination of employment.

Upon a termination of Mr. Fitzsimmons, Ms. Gourbault’s, Dr. Lowe’s, or Mr. Maes’s employment by the Company without Cause or by the Executive with Good Reason, other than within two years of a Change in Control (as defined in the Employment Agreements), each such Executive will be eligible to receive an amount equal to one times the sum of (i) the Executive’s then-current annual base salary, plus (ii) target bonus for the year of termination, payable in installments over the one year period following the date of termination. Further, certain equity grants will vest pro-rata based on the date of termination (performance- vested equity, if any, will vest based on target performance), and Ms. Gourbault’s sign-on grant will fully vest. Additionally, the Company will make a lump-sum payment to the Executive equal to Executive’s applicable costs of COBRA coverage for 12 months (“COBRA Payment”).

If employment is terminated by the Company without Cause or Mr. Fitzsimmons, Ms. Gourbault, Dr. Lowe, or Mr. Maes resigns with Good Reason within two years of a Change in Control, in addition to the COBRA Payment, the Company will pay the Executive an amount equal to: (i) one times the sum of (A) the Executive’s then-current annual base salary, plus (B) the Executive’s target annual bonus for the year of termination; plus (ii) a pro-rata portion of the Executive’s annual bonus for the year of termination based on actual performance for the applicable performance period. Further, all time-vested equity will become immediately vested and all performance-vested equity will vest based on actual performance as of the date of the applicable Change in Control.

With respect to Mr. Wilk, if he is terminated without Cause or he resigns with Good Reason, the Company will pay him an amount equal to: (i) two times the sum of (A) his then-current annual base salary, plus (B) his target annual bonus for the year of termination; plus (ii) a pro-rata portion of his annual bonus for the year of termination, based on actual performance for the applicable performance period (collectively, “Severance Payment”). If such termination occurs other than within two years of a Change in Control, the Severance Payment will be paid in installments over the one-year period following the date of termination; if termination occurs within two years of a Change in Control, the Severance Payment will be paid in lump sum. Whether or not a termination without Cause or a resignation with Good Reason occurs in connection with a Change in Control, the Company will make a lump-sum payment to Mr. Wilk equal to applicable cost of COBRA coverage for 24 months. Additionally, aside from Mr. Wilk’s Staking Grant which is discussed below, all time-vested equity will vest pro-rata based on the date of termination and all performance-vested equity will vest pro-rata based on target performance, unless termination occurs within two years of a Change in Control, in which case time-vested equity will vest in full, and performance- vested equity will vest pro-rata based on actual performance as of the date of the Change in Control. Any portion of Mr. Wilk’s Staking Grant that vests based on time will vest in full and any portion of Mr. Wilk’s Staking Grant that vests based on performance will vest pro-rata based on the timing of his termination during specified performance periods for each performance vesting milestone and only upon the achievement of one or both such milestones by the end of their relevant performance periods.

With respect to Mr. Fitzsimmons, Ms. Gourbault, Dr. Lowe, and Mr. Maes, if termination is due to Disability, each Executive’s Staking Grant will vest pro-rata based on the date of termination. If any of Mr. Fitzsimmons, Ms. Gourbault, Dr. Lowe, or Mr. Maes dies during their term of employment with the Company, all time-vested equity that was granted more than one year prior to the date of termination will vest pro-rata.
If Mr. Wilk terminates due to Disability, all time-vested equity (including time-vested Staking Grants) shall vest pro-rata and performance-vested equity, other than the Staking Grants, will vest based on target performance. Any portion of Mr. Wilk’s Staking Grant that vests based on performance will vest pro-rata based on the achievement of certain milestones as set forth in the Wilk Agreement. If Mr. Wilk dies during his term of employment, all time-vested equity that was granted more than one year prior to the date of termination will vest pro-rata and performance-vested equity, other than the Staking Grants, will vest based on target performance. Any portion of Mr. Wilk’s Staking Grant that vests based on performance will vest pro-rata based on the achievement of certain milestones as set forth in the Wilk Agreement.

Each of the Executives is subject to covenants not to compete with the Company or solicit its employees or customers during their employment and for a period of 24 months following their termination of employment for any reason.

Retirement Benefits

The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Class A Common Stock and Class B Common Stock as of March 1, 2023 by:

●	each person known by the Company to be the beneficial owner of more than 5% of outstanding Class A Common Stock or Class B Common Stock;
●	each of the Company’s current named executive officers and directors; and
●	all current executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 1, 2023.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

Name and Address of Beneficial Owner (1)	Number of Shares of Class A Common Stock (2)	Percentage of Class A Common Stock (2)	Number of Shares of Class B Common Stock (2)	Percentage of Class B Common Stock (2)	Percentage of Total Voting Power (3)
Directors and current named executive officers
Mitchell Hollin (4) (Director)	—	—	34,526,408	57.5	44.4
Michele Logan (5) (Director)	—	—	21,564,279	35.9	27.7
Paul Galant (Director)	—	—	—	—	—
Niloofar Razi Howe (Director)	37,943	*	—	—	*
Brian Hughes (Director)	29,524	*	—	—	*
Jane J. Thompson (Director	29,524	*		—	*
Jonathan Wilk (6) (President, Chief Executive Officer and Director)	186,360	1.1	1,236,027	2.1	1.6

Timothy Fitzsimmons (7) (Chief Financial Officer	708,606	3.9	—	—	*
Adam Lowe (7) (Chief Product and Innovation Officer	661,128	3.6	—	—	*
Gregoire Maes (7) (Chief Operating Officer	251,325	1.4	—	—	*
Amanda Gourbault (8) (Chief Revenue Officer)	140,005	*	—	—	*
All directors and named executive officers as a group (11 persons)	2,108,844	11.0	57,326,714	95.4	75

Five Percent Holders
Entities affiliated with LLR Partners(4)	—	—	34,526,408	57.5	44.4
Entities affiliated with Michele Logan(5)	—	—	21,564,279	35.9	27.7
Roman DBDR Tech Sponsor LLC(9)	11,152,733	39.1	—	—	12.6
Highbridge Capital Management, LLC (10)	4,484,100	22.7	—	—	5.6
Bleichroeder Holdings LLC (11)	3,089,450	17.4	—	—	4.0
Tikvah Management LLC (12)	3,085,423	15.6	—	—	3.9
Whitebox Advisors LLC (13)	1,679,996	8.9	—	—	2.1
Steven J. McLaughlin (14)	1,500,000	8.5	—	—	1.9
Spurwink Management LLC (15)	1,200,799	6.4	—	—	1.5
Corsair Capital Partners, L.P. (16)	1,118,672.00	6.2	—	—	1.4
Invenire Partners, LP(17)	871,126	4.9	—	—	1.1
* Less than 1%.

1.The business address of each of Mitchell Hollin, Michele Logan, Niloofar Razi Howe, Brian Hughes, Jane J. Thompson, Jonathan C. Wilk, Timothy Fitzsimmons, Adam Lowe, Gregoire Maes, Paul Galant and Amanda Gourbault is 309 Pierce Street, Somerset, New Jersey 08873.

2.The beneficial ownership of the Company as of March 1, 2023 is based on (A) 17,674,735 shares of Class A Common Stock outstanding as of such date and (B) 60,097,611 shares of Class B Common Stock outstanding as of such date.

3.Percentage of total voting power represents voting power with respect to all shares of Class A Common Stock and Class B Common Stock, held beneficially as a single class. The holders of Class B Common Stock are entitled to one vote per share, and holders of Class A Common Stock are entitled to one vote per share.

4.Includes 33,071,603 shares of Class B Common Stock (which is unregistered), and a corresponding number of Class B Common Units issued by CompoSecure (the subsidiary of the Company, which is also unregistered) that are exchangeable for Class A Common Stock on a share-for-share basis, subject to adjustment, and a corresponding cancellation of the Class B Common Stock, held by LLR Equity Partners IV, L.P. and 1,454,805 shares of Class B Common Stock held by LLR Equity Partners Parallel IV, L.P. that are exchangeable for Class A Common Stock on a share-for-share basis, subject to adjustment. Mr. Hollin may be deemed the beneficial owner of the 34,526,408 shares of Class B Common Stock because he is a member of LLR Capital IV, LLC, the General Partner of LLR Capital IV, L.P., the General Partner of LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P.. and Mr. Hollin is LLR Equity Partners IV, L.P.’s and LLR Equity Partners Parallel IV, L.P.’s designee to the Company’s board of directors. Mr. Hollin disclaims beneficial ownership of the shares held by LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P.

5.Consists of (i) 14,180,147 shares of Class B Common Stock, and a corresponding number of Class B Common Units issued by CompoSecure that are exchangeable for Class A Common Stock on a share- for-share basis, subject to adjustment, and a corresponding cancellation of the Class B Common Stock, held by Ms. Logan; (ii) 849,502 shares of Class B Common Stock, and a corresponding number of Class B Common Units issued by CompoSecure that are exchangeable for Class A Common Stock on a share- for-share basis, subject to adjustment, and a corresponding cancellation of the Class B Common Stock, held by the Carol D. Herslow Credit Shelter Trust B (“Credit Shelter Trust”); and 6,534,630 shares of Class B Common Stock, and a corresponding number of Class B Common Units issued by CompoSecure that are exchangeable for Class A Common Stock on a share-for-share basis, subject to adjustment, and a corresponding cancellation of the Class B Common Stock, held by Ephesians 3:16 Holdings LLC (“Ephesians Holdings”). Of the 6,534,630 shares of Class B Common Stock held by Ephesians Holdings, 3,267,315 shares may be deemed to be beneficially owned by The MDL Family Trust (“MDL Trust”) and 3,267,315 shares of may be deemed to be beneficially owned by The DML Family Trust (“DML Trust”). The business address of the above entities is 309 Pierce Street, Somerset, New Jersey 08873. Ephesians Holdings is a manager-managed LLC, and Ms. Logan serves as the manager, with the ability to exercise voting and dispositive power with respect to the Class B Common Stock held by Ephesians Holdings. The MLD Trust and the DML Trust are the sole members of Ephesians Holdings, each owning half of the total membership interests therein, and Ms. Logan serves as the Investment Adviser of each of the MDL Trust and the DML Trust. Tiedemann Trust Company acts as Administrative Trustee of each of the MDL Trust and the DML Trust. As a result, Ms. Logan, Ephesians Holdings and the MDL Trust and the DML Trust (to the extent of their respective membership interests therein) possess shared voting and dispositive power over the shares of Class B Common Stock held by Ephesians Holdings. Ms. Logan is a Co-Trustee of the Credit Shelter Trust, and, as a result, may be deemed to share voting and dispositive power with respect to the Class B Common Stock held by the Credit Shelter Trust. Ms. Logan expressly disclaims beneficial ownership of the shares held by the entities in this footnote 5.

6.Includes 1,236,027 shares of Class B Common Stock, and a corresponding number of Class B Common Units issued by CompoSecure that are exchangeable for Class A Common Stock on a share-for-share basis, subject to adjustment, and a corresponding cancellation of the Class B Common Stock, held by CompoSecure Employee LLC. Mr. Wilk may be deemed the beneficial owner of the 1,236,027 shares of Class B Common Stock because he serves as the sole member of the CompoSecure Employee LLC. Mr. Wilk disclaims beneficial ownership of the shares held by the CompoSecure Employee LLC.

7.Includes the number of shares of Class A Common Stock that the named executive officer has the right to acquire within 60 days of March 1, 2023 through the exercise of stock options issued under the CompoSecure, L.L.C. Amended and Restated Equity Incentive Plan.

8.Includes 14,397 shares of Class A Common Stock owned by Ms. Gourbault’s husband, for which Ms. Gourbault disclaims beneficial ownership.

9.Includes 10,837,400 shares of Class A Common Stock that Roman DBDR Tech Sponsor LLC has the right to acquire within 60 days of March 1, 2023 through the exercise of warrants and 315,333 shares of Class A Common Stock owned by Roman DBDR Tech Sponsor LLC which are expected to be transferred to certain members of the stockholder. Dr. Donald G. Basile and Dixon Doll Jr. may be deemed the beneficial owners of the 10,837,400 shares of Class A Common Stock because each of Dr. Basile and Mr. Doll serves as the Managing Member of Roman DBDR Tech Sponsor LLC. The principal business address for these stockholders is 2877 Paradise Road, #27, Las Vegas, Nevada 89109. These individuals disclaim beneficial ownership of the shares held by Roman DBDR Tech Sponsor LLC.

10.Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”) beneficially own shares of Class A Common Stock directly and shares of Class A Common Stock issuable upon exchange of certain exchangeable notes directly held by the Highbridge Funds. The address for these stockholders is 277 Park Avenue, 23rd Floor, New York, New York 10172. This information is based solely on a Schedule 13G/A filed by such persons on February 10, 2023.

11.Bleichroeder LP ("Bleichroeder"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 3,089,450 shares,of Class A Common Stock. The 3,089,450 shares include 2,989,450 shares of Class A Common Stock and 100,000 shares of Class A Common Stock issuable upon exercise of warrants. 21 April Fund Ltd., a Cayman Islands company for which Bleichroeder acts as investment adviser, holds 1,990,450 shares of these 3,089,450 shares. 21 April Fund, LP, a Delaware limited partnership for which Bleichroeder acts as investment adviser, holds 799,000 shares of these 3,089,450 shares. Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. The principal business address for these stockholders is 1345 Avenue of the Americas, 47th Floor New York, NY 10105. This information is based solely on a Schedule 13G/A filed by such persons on February 14, 2023.

12.Includes an aggregate of 3,085,423 shares of Class A Common Stock beneficially owned by Tikvah Management LLC and David Cohen. Includes 2,697,388 shares of Class A Common Stock beneficially owned by The Ezrah Charitable Trust. The above beneficial ownership amounts include 2,045,337 shares of Class A Common Stock underlying exercisable warrants beneficially owned by these stockholders. The address for these stockholders is 5970 Fairview Road, Suite 705, Charlotte, North Carolina 28210. This information is based solely on a Schedule 13G/A filed by such persons on February 10, 2023.

13.Each of Whitebox Advisors LLC, a Delaware limited liability company (“WA”); and Whitebox General Partner LLC, a Delaware limited liability company (“WGP”) is deemed to be the beneficial owner of 1,679,996 shares of Common Stock, as a result of WA’s clients’ ownership of (i) $25,000,000 principal amount of the Issuer’s 7.00% Exchangeable Senior Notes due 2026 (“Notes”), which are convertible into shares of Common Stock based on the initial conversion rate of $86.9565 shares of Common Stock per $1,000 principal amount of Notes, but subject to the Blocker (as defined below), and (ii) 470,000 shares of Common Stock. The Notes are subject to a blocker which prevents the holder from converting the Notes to the extent that, upon such conversion, the holder would beneficially own in excess of 9.90% of the Common Stock outstanding as a result of the conversion (the “Blocker”). The principal business address for WA and WGP is 3033 Excelsior Boulevard, Suite 500, Minneapolis, MN 55416. This information is based solely on a Schedule 13G/A filed by such persons on February 14, 2023.

14.The address for this stockholder is 1521 Alton Road, #345, Miami Beach, FL 33139. This information is based solely on a Schedule 13G/A filed by such persons on December 9, 2022.

15.Includes 1,200,799 shares of Class A Common Stock that Spurwink Management LLC has the right to acquire within 60 days of March 1, 2023 through the exercise of warrants beneficially owned by Spurwink Management LLC, Kirkwood Partners LLC and Cyrus David Miller. The principal business address for these stockholders is 5970 Fairview Road, suite 705, Charlotte, NC 28210. This information is based on a Schedule 13G filed by such persons on April 27, 2022.

16.Reflects beneficial ownership of 1,118,672 shares of Common Stock, including 339,383 shares of Common Stock underlying currently exercisable warrants held collectively by Corsair Capital Partners, L.P. (“Corsair Capital”), Corsair Capital Partners 100, L.P. (“Corsair 100”), Corsair Select L.P. (“Corsair Select”), Corsair Select 100 L.P. (“Select 100”), Corsair Capital Investors, Ltd (“Corsair Investors”), Corsair Select Master Fund, Ltd. (“Select Master”), Corsair Capital Management, L.P. (“Corsair Management”), Jay R. Petschek (“Mr. Petschek”) and, Steven Major (“Mr. Major”). Corsair Capital individually owns 193,317 shares of Common Stock, including 59,783 shares of Common Stock underlying currently exercisable warrants. Corsair 100 individually owns 28,119 shares of Common Stock, including 8,800 shares of Common Stock underlying currently exercisable warrants. Corsair Select individually owns 685,967 shares of Common Stock, including 206,934 shares of Common Stock underlying currently exercisable warrants.Select 100 individually owns 104,515 shares of Common Stock, including 31,565 shares of Common Stock underlying currently exercisable warrants. Corsair Investors individually owns 12,482 shares of Common Stock, including 3,798 shares of Common Stock underlying currently exercisable warrants. Select Master individually owns 94,586 shares of Common Stock, including 28,503 shares of Common Stock underlying currently exercisable warrants. Corsair Management, as the investment manager of each of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Investors and Select Master is deemed to beneficially own 1,118,672 shares of Common Stock Mr. Petschek, as a controlling person of Corsair Management, is deemed to individually beneficially own 1,118,672 shares of Common Stock. Mr. Major, as a controlling person of Corsair Management, is deemed to individually beneficially own 1,118,672 shares of Common Stock. The principal business address for each of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Management, Mr. Petschek and Mr. Major is 366 Madison Ave, 12th floor, New York, NY 10017. The principal business address for each of Corsair Investors and Select Master is M&C Corporate Services Ltd, Box 309, George Town, Cayman Islands KY1-1104.This information is based solely on a Schedule 13G/A filed by such persons on February 14, 2023.

17.The address for this stockholder is 90 Grove Street Suite 108, Ridgefield CT 06877. This information is based solely on a Schedule 13G filed by such person on January 23, 2023.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table includes information related to shares available and outstanding awards under our equity incentive plans as of December 31, 2022:

Plan Category	Number of Securities to be issued upon Exercise of outstanding Options, Warrants and Rights (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)(1)
Equity Compensation Plans approved by Security Holders	10,803,290	1.44	8,325,564
Equity Compensation Plans not approved by Security Holders	—	—	—
Total	10,803,290	—	8,325,564

Note:
(1) On January 1, 2023, an additional 3,066,514 shares of common stock were automatically added to the shares authorized for issuance under the CompoSecure, Inc. 2021 Equity Incentive Plan pursuant to an “evergreen” provision contained therein. Pursuant to the evergreen provision, commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Common Stock that may be issued or transferred under the CompoSecure, Inc. 2021 Equity Incentive Plan shall be increased by 4% of the number of shares of Class A Common Stock and Class B Common Stock of the Company outstanding as of the last day of the immediately preceding calendar year, or any lesser number of shares of Class A Common Stock determined by the board of directors of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Person Transactions of the Company

Indemnification Agreements

The Company’s Second Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors and provides that the Company will indemnify the directors and executive officers to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the Bylaws also require us to advance expenses incurred by the directors and officers. In addition, the Company entered, and expects to continue to enter into, indemnification agreements with its directors, executive officers, and other employees as determined by the Company’s Board of Directors. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, to the fullest extent permitted by the laws of the state of Delaware.

Policies and Procedures for Related Party Transactions

The Company has adopted a written related person transaction policy that provides that its executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of Common Stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with the Company without the review and approval of the Company’s audit committee, or a the audit committee chair or chairman of the Company’s Board of Directors in the event it is inappropriate or infeasible for audit committee to review such transaction due to a conflict of interest or timing constraints.

The policy provides that any transaction which would be required to be publicly disclosed as a related party transaction by the rules of the SEC will be evaluated by the audit committee, and whether the related person’s interest in a transaction is material for purposes of the SEC’s rules will be considered in light of all relevant facts and circumstances available and deemed relevant to the audit committee (or the audit committee chair/chair of the Board, as appropriate) including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Amended and Restated Registration Rights Agreement

Pursuant to the Amended and Restated Registration Rights Agreement entered into by the Company, Roman DBDR Tech Sponsor LLC (“Roman Sponsor”) and certain of the Company’s equityholders at Closing, such equityholders and Roman Sponsor hold registration rights with respect to the securities held by them. Stockholders holding registrable securities will be entitled to make a written demand for registration under the Securities Act of all or part of their registrable securities. Subject to certain exceptions, such stockholders will also have certain “piggy-back” registration rights with respect to registration statements filed by the Company, as well additional rights to provide for registration of registrable securities on Form S-3 and any similar short-form registration statement that may be available at such time.

Stockholders Agreement

At the Closing, the Company, Roman Sponsor and certain holders of our Common Stock (Roman Sponsor and the such holders, collectively, the “Voting Parties”) entered into a stockholders agreement (the “Stockholders Agreement”), which provides for certain voting agreements of the Voting Parties, and, among other things, sets forth certain requirements regarding the composition of the our Board following the Closing. Under the Stockholders Agreement, the Voting Parties (1) agree to vote or cause to be voted all shares of Common Stock, whether at a regular or special meeting of our stockholders, in such a manner as may be necessary to elect and/or maintain the board of directors in accordance with the Stockholders Agreement; and (2) agree to the Lock-up Period (as defined below).

Pursuant to the Stockholders Agreement, the directors appointed to our Board concurrently with Closing consisted of (i) our Chief Executive Officer (i.e., Jonathan C. Wilk), (ii) one person designated by LLR Equity Partners IV, L.P., (iii) one person designated by Roman Sponsor or its affiliate, (iv) one person designated by Michele D. Logan; and (v) three independent directors, as mutually agreed upon by Michele D. Logan, LLR Equity Partners IV, L.P. and Roman Sponsor and designated by our nominating committee.

Roman Sponsor, LLR Equity Partners IV, L.P., and Michele D. Logan, and their respective affiliates, will continue to have the right to designate directors for election or re-election to our Board and agree on independent directors in accordance with the Stockholders Agreement so long as each owns 2.5% or more of the outstanding shares of Common Stock.

The Stockholders Agreement shall terminate (i) on the date on which no person initially designated to the our Board continues to serve on our Board, and (ii) with respect to any Voting Party, at such time as such Voting Party ceases to own or otherwise hold the power to direct the vote of any Common Stock.

Tax Receivable Agreement

The Company is a party to the Tax Receivable Agreement, attached as an Exhibit to which this prospectus forms a part, with the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by CompoSecure, Inc. to certain Holdings holders of 90% of the benefits, if any, that CompoSecure, Inc. is deemed to realize (calculated using certain assumptions) as a result of (i) CompoSecure, Inc.’s allocable share of existing tax basis in the assets of CompoSecure and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of units of limited liability company membership interests in CompoSecure as defined in the Holdings’ Second Amended and Restated Limited Liability Company Agreement, dated as of December 27, 2021, as amended (“CompoSecure Units”) pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occur as a result of (A) the Business Combination and (B) sales or exchanges of CompoSecure Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) CompoSecure, Inc.’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that CompoSecure, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by CompoSecure, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of CompoSecure, Inc., but not of CompoSecure. CompoSecure, Inc. expects to benefit from the remaining 10% of realized cash tax benefits. For purposes of the Tax Receivable Agreement, the realized cash tax benefits will be computed by comparing the actual income tax liability of CompoSecure, Inc. to the amount of such taxes that CompoSecure, Inc. would have been required to pay had there been no existing tax basis and no tax basis adjustments, and had Roman DBDR/CompoSecure, Inc. not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted- average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless (i) CompoSecure, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below), (ii) CompoSecure, Inc. breaches any of its material obligations under the Tax Receivable Agreement in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if CompoSecure, Inc. had exercised its right to terminate the Tax Receivable Agreement, or (iii) there is a change of control of CompoSecure, Inc., in which case the holders of CompoSecure Units in Holdings as of the time immediately before the Business Combination may elect to receive an amount based on the agreed payments remaining to be made under the Tax Receivable Agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increase in CompoSecure, Inc.’s allocable share of existing tax basis and the tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

• the timing of exchanges-for instance, the increase in any tax basis will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of CompoSecure at the time of each exchange. In addition, the increase in CompoSecure, Inc.’s allocable share of existing tax basis acquired upon the future exchange of CompoSecure Units for shares of Class A Common Stock will vary depending on the amount of remaining existing tax basis at the time of such exchange;

• the price of shares of our Class A Common Stock at the time of the exchange-the increase in any tax deductions, as well as the tax basis increase in other assets, of CompoSecure, is proportional to the price of shares of our Class A Common Stock at the time of the exchange;

• the extent to which such exchanges are taxable-if an exchange is not taxable for any reason, increased deductions will not be available; and

• the amount and timing of our income- CompoSecure, Inc. is obligated to pay 90% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If CompoSecure, Inc. does not have hypothetical taxable income, CompoSecure, Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which it does not have hypothetical taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year may be utilized to generate benefits in other tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.

We expect that if there were an exchange of all of the outstanding CompoSecure Units (other than those held by CompoSecure, Inc.) immediately after the Business Combination, the estimated tax benefits to CompoSecure, Inc. subject to the Tax Receivable Agreement would be approximately $189.98 million, based on certain assumptions, including but not limited to a $10.00 per share trading price of Class A Common Stock, a 21% U.S. federal corporate income tax rate and estimated applicable state and local income tax rates, no material change in U.S. federal income tax law and that CompoSecure, Inc. will have sufficient taxable income to utilize such estimated tax benefits. The foregoing amount is merely an estimate and the actual tax benefits could differ materially. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that CompoSecure, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to CompoSecure, Inc. by CompoSecure are not sufficient to permit CompoSecure, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes. Certain late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to one year LIBOR (or its successor rate) plus 500 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging holders of CompoSecure Units.

In addition, the Tax Receivable Agreement provides that upon certain changes of control, CompoSecure, Inc.’s (or its successor’s) obligations with respect to exchanged or acquired CompoSecure Units (whether exchanged or acquired before or after such transaction or all relevant tax attributes allocable to CompoSecure, Inc. at the time of a change of control), would be accelerated and the amounts payable would be based on certain assumptions, including whether CompoSecure, Inc. would have sufficient taxable income to fully utilize the deductions arising from the tax attributes that are subject to Tax Receivable Agreement. With respect to previously exchanged or acquired CompoSecure Units or all relevant tax attributes allocable to CompoSecure, Inc. at the time of a change of control, we would be required to make a payment equal to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR, or its successor rate, plus 100 basis points) of the anticipated future tax benefits determined using assumptions (ii) through (v) of the following paragraph.

Furthermore, CompoSecure, Inc. may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax benefits with respect to all CompoSecure Units. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that (i) any CompoSecure Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A Common Stock at the time of termination, (ii)CompoSecure, Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax benefits, (iii) CompoSecure, Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change in control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination, and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR, or its successor rate, plus 100 basis points. If the Tax Receivable Agreement were terminated immediately after the closing of the Business Combination and based on the same assumptions used to estimate the tax benefits to CompoSecure, Inc. subject to the Tax Receivable Agreement, the estimated early termination payments would be, in the aggregate, approximately $205.92 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of approximately 229.83 million, representing an amount equal to 90% of the approximately $255.37 million of estimated tax benefits to CompoSecure, Inc. that are subject to the Tax Receivable Agreement). The foregoing amounts are merely estimates and the actual tax benefits and early termination payments could differ materially.

As a result of the change of control provisions and the early termination right, CompoSecure, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of the actual cash tax benefits that CompoSecure, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement (although any such overpayment would be taken into account in calculating future payments, if any, under the Tax Receivable Agreement) or that are prior to the actual realization, if any, of such future tax benefits. Also, the obligations of CompoSecure, Inc. would be automatically accelerated and be immediately due and payable in the event that CompoSecure, Inc. breaches any of its material obligations under the agreement and in certain events of bankruptcy or liquidation. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity.

Decisions made by the CompoSecure, Inc. in the course of running our business may influence the timing and amount of payments that are received by an existing holder under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange will increase an existing holder’s tax liability without giving rise to any rights of an existing holder to receive payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. CompoSecure, Inc. will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the tax attributes subject to the Tax Receivable Agreement are successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of CompoSecure, Inc.’s cash tax benefits.

Exchange Agreement

At the Closing of the Business Combination, the Company, Holdings and certain of our equity holders entered the Exchange Agreement. Pursuant to the Exchange Agreement, certain equity holders and such other holders of Class B Units of Holdings from time to time party thereto will be entitled to exchange Class B Units of Holdings, and surrender shares of Class B Common Stock of the Company for cancellation, in exchange for, at the option of the Company, a number of shares of Class A Common Stock of the Company or the cash equivalent of such shares.

DIRECTOR INDEPENDENCE

The information called for by this Item 15 with respect to the independence of directors is included under the heading “Corporate Governance” included under Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services
The following table summarizes the aggregate fees billed for professional services rendered to us by Grant Thornton LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2022 and 2021. A description of these fees and services follows the table.

2022	2021

Audit Fees (1)	$519,750	$414,760
Audit-Related Fees (2)	131,100	38,421
Tax Fees (3)	—	107,134
All Other Fees(4)	29,190	321,466
TOTAL	$680,040	$881,781
Notes:
(1) Fees for audit services in 2022 consisted of fees paid to Grant Thornton for professional services rendered for the audit and reviews of the Company's consolidated annual and interim financial statements. Fees for audit services in 2021 consisted of fees paid to Grant Thornton for professional services rendered for the audit of the Company's financials subsequent to the business combination and reviews of the CompoSecure Holdings, L.L.C.'s consolidated interim financial statements.
(2) Audit-related fees consist of fees billed by Grant Thornton for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3) Tax fees consist of fees billed by Grant Thornton for services including, but not limited to, assistance with tax compliance and the preparation of tax returns, and related tax consultation services.
(4) Reflects audit fees billed by Grant Thornton relating to a 401(k) retirement plan sponsored by the Company and, in 2021, other fees billed by Grant Thornton for non-audit activities relating to the Company preparing to become a public reporting entity.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is exclusively authorized and directed to consider and, in its discretion, approve in advance all auditing services (including the fees and material terms thereof) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB) proposed to be carried out for the Company by the independent auditors or by any other firm proposed to be engaged by the Company as its independent auditors. In connection with approval of any permissible tax services and services related to internal control over financial reporting, the Audit Committee shall discuss with the independent auditors the potential effects of such services on the independence of the auditors. The Audit Committee delegates pre-approval authority to the Chair of the Audit Committee. In addition, the Chair may delegate pre-approval authority to one or more of the other members of the Audit Committee. Any pre-approval decisions by the Chair or member(s) to whom such authority is delegated shall be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Independent Auditors to management.

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

4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 14, 2022).

10.1
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

10.2
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

10.9+
CompoSecure, Inc. 2021 Incentive Equity Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.10+	CompoSecure, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.12+
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

10.17
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

10.20††
Master Services Agreement, dated August 1, 2004, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.21
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

10.24††
Amendment Number 4 to Master Services Agreement, dated July 1, 2019, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.25
Amendment Number 5 to Master Services Agreement, dated March 19, 2020, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.26††
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

10.29
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

10.31††
Amendment 3 to Master Services Agreement, dated October 7, 2019, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.32
CompoSecure, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39687), filed with the SEC on March 14, 2022).

10.33*
Amendment No. 1, dated February 28, 2023, to Third Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among CompoSecure, L.L.C., Arculus Holdings, L.L.C., CompoSecure Holdings, L.L.C., the Lenders (as defined therein) parties thereto and JPMorgan Chase Bank, N.A.

16.1	Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-39687) filed with the SEC on December 29, 2021).

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Wilk Jonathan Wilk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023

/s/ Timothy Fitzsimmons Timothy Fitzsimmons	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 9, 2023

/s/ Mitchell Hollin Mitchell Hollin	Chairman of the Board of Directors	March 9, 2023

/s/ Michele Logan Michele Logan	Director	March 9, 2023

/s/ Paul Galant Paul Galant	Director	March 9, 2023

/s/ Niloofar Razi Howe Niloofar Razi Howe	Director	March 9, 2023

/s/ Brian F. Hughes Brian F. Hughes	Director	March 9, 2023

/s/ Jane J. Thompson Jane J. Thompson	Director	March 9, 2023