Form 10-Q
period 2023-03-31
CompoSecure, Inc.
filed 2023-05-05
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 01, 2023, there were approximately 18,433,344 shares of the registrant's Class A common stock outstanding and 59,958,422 shares of the registrant's Class B common stock outstanding.

COMPOSECURE, INC.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,566	$13,642
Accounts receivable, net	39,187	37,272
Inventories	51,275	42,374
Prepaid expenses and other current assets	4,197	3,824
Total current assets	117,225	97,112

Property and equipment, net	24,282	22,655
Right of use asset, net	8,960	8,932
Deferred tax asset	28,328	25,569
Derivative asset - interest rate swap	6,957	8,651
Deposits and other assets	24	24
Total assets	$185,776	$162,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$18,750	$14,372
Current portion of lease liabilities	1,884	1,846
Current portion of tax receivable agreement liability	2,367	2,367
Accounts payable	15,494	7,127
Accrued expenses	12,223	10,154
Commission payable	4,951	3,317
Bonus payable	3,429	8,177
Total current liabilities	59,098	47,360

Long-term debt, net of deferred finance costs	212,009	216,276
Convertible notes, net	127,466	127,348
Derivative liability - convertible notes redemption make-whole provision	993	285
Warrant liability	27,100	16,341
Lease liabilities	7,757	7,766
Tax receivable agreement liability	25,445	24,475
Earnout consideration liability	17,063	15,090
Total liabilities	476,931	454,941

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	596,587	600,234

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 18,378,339 and 16,446,748 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	2	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 59,958,422 and 60,325,057 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	25,576	24,107
Accumulated other comprehensive income	6,634	8,283
Accumulated deficit	(919,960)	(924,630)
Total stockholders' deficit	(887,742)	(892,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$185,776	$162,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$95,316	$84,183
Cost of sales	41,962	35,424
Gross profit	53,354	48,759
Operating expenses:
Selling, general and administrative expenses	23,944	18,777
Income from operations	29,410	29,982

Other income (expense):
Revaluation of earnout consideration liability	(1,973)	4,107
Revaluation of warrant liability	(10,759)	(1,424)
Change in fair value of derivative liability - convertible notes redemption make-whole provision	(708)	(248)
Interest expense, net	(5,929)	(4,334)
Amortization of deferred financing costs	(567)	(632)
Total other expenses, net	(19,936)	(2,531)
Income before income taxes	9,474	27,451
Income tax benefit (expense)	1,263	(543)
Net income	$10,737	$26,908

Net income attributable to redeemable non-controlling interests (1)	$8,408	$23,514
Net income attributable to CompoSecure, Inc. (1)	$2,329	$3,394

Net income per share attributable to Class A common stockholders - basic (1)	$0.13	$0.23
Net income per share attributable to Class A common stockholders - diluted (1)	$0.11	$0.23

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands) (1)	17,632	14,934
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands) (1)	94,736	14,934
(1) Effective April 1, 2022, the Company had changed its valuation allocation methodology to allocate the net income to redeemable non-controlling interest and CompoSecure, Inc. for the quarter ended March 31, 2022 and therefore the amounts previously reported have been adjusted to conform to the new methodology. See Note 2 and Note 12.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$10,737	$26,908
Other comprehensive (loss) income, net:
Unrealized (loss) gain on derivative - interest rate swap, (net of tax)	(1,649)	3,869
Total other comprehensive (loss) income, net	(1,649)	3,869
Comprehensive income	$9,088	$30,777
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(9,714)	(9,714)	—
Stock-based compensation	—	—	—	—	4,022	—	—	4,022	—
Net income	—	—	—	—	—	—	2,329	2,329	8,408
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and employee stock purchase plan transactions	1,564,956	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	146	—	—	146	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(2,409)	—	—	(2,409)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—		—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(1,649)	—	(1,649)	—
Tax receivable agreement liability	—	—	—	—	(290)	—	—	(290)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	12,055	12,055	(12,055)
Balance as of March 31, 2023	18,378,339	$2	59,958,422	$6	$25,576	$6,634	$(919,960)	$(887,742)	$596,587
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—	—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—	—	1,006	—
Net income	—	—	—	—	—	—	3,394	3,394	23,514
Class A common stock issued pursuant to equity awards	25,000	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	3,869	—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	23,514	23,514	(23,514)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869	$(1,001,321)	$(984,904)	$608,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$10,737	$26,908
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	2,040	2,349
Stock-based compensation expense	4,022	1,006
Amortization of deferred finance costs	559	620
Change in fair value of earnout consideration liability	1,973	(4,107)
Revaluation of warrant liability	10,759	1,424
Change in fair value of derivative liability	708	248
Deferred tax (benefit) expense	(2,034)	543
Changes in assets and liabilities
Accounts receivable	(1,915)	(10,659)
Inventories	(8,901)	(1,392)
Prepaid expenses and other assets	(373)	(4,423)
Accounts payable	8,367	(2,248)
Accrued expenses	2,069	3,422
Other liabilities	(3,114)	(1,782)
Net cash provided by operating activities	24,897	11,909

Cash flows from investing activities:
Purchase of property and equipment	(3,666)	(1,417)
Net cash used in investing activities	(3,666)	(1,417)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercise of equity awards	146	—
Payments for taxes related to net share settlement of equity awards	(2,409)	—
Proceeds from line of credit	—	10,000
Payment of term loan	(330)	(3,125)
Distributions to non-controlling interest	(9,714)	—
Payment of issuance costs related to business combination	—	(23,833)
Net cash used in financing activities	(12,307)	(16,958)

Net increase (decrease) in cash and cash equivalents	8,924	(6,466)

Cash and cash equivalents, beginning of period	13,642	21,944

Cash and cash equivalents, end of period	$22,566	$15,478

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$4,567	$4,734
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$6,957	$4,036
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

On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was affected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure, Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805.

CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, L.L.C. and the related deferred tax asset. CompoSecure Holdings, L.L.C. is an entity taxed as a partnership for U.S. federal income tax purposes and owned by both the historical owners and CompoSecure, Inc. By virtue of our control of CompoSecure Holdings, L.L.C.’s board of managers, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure Holdings, L.L.C. As a result, we consolidate CompoSecure Holdings’ financial results and report a non-controlling interest related to the CompoSecure Holdings units not owned by the Company.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of March 31, 2023 or December 31, 2022.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company prospectively adopted this change in methodology to apply the accounting policy described above to allocate its net income and to calculate its basic and dilutive earnings per share. The Company has provided the appropriate disclosures as required in ASC 250-10. See Note 12.
Recent Accounting Pronouncements – Adopted in current fiscal year
In March 2020, the FASB issued ASU No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), and in December 2022, the FASB issued ASU No. 2022-6, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date for Topic 848" (ASU 2022-6). ASU 2020-4 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is elective and applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-6 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During the first quarter of fiscal 2023, the Company adopted the expedient in accounting for the amendments to the Company's 2021 Credit Facility agreement which were made as a result of the replacement of LIBOR as a reference rate. On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to Secured Overnight Financing Rate ("SOFR") or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin. See Note 5, Debt, for further details regarding the interest rate effected by these amendments, which will be applied prospectively. The adoption of these ASUs did not have a material impact to the Company's consolidated financial statements.
    In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in ASU 2020-04 are effective for years beginning after December 15, 2022 for entities that have adopted current expected credit loss ("CECL") model under ASC 326. The Company adopted the CECL model effective January 1, 2022. The adoption of this ASU did not have any impact on the Company's financial statements.
3. INVENTORIES
The major classes of inventories were as follows:

	March 31, 2023	December 31, 2022
Raw materials	$49,610	$43,313
Work in process	5,468	2,892
Finished goods	478	450
Inventory reserve	(4,281)	(4,281)
	$51,275	$42,374
The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	March 31, 2023	December 31, 2022
Machinery and equipment	5 - 10 years	$65,632	$64,626
Furniture and fixtures	3 - 5 years	987	987
Computer equipment	3 - 5 years	927	927
Leasehold improvements	Shorter of lease term or estimated useful life	13,064	11,993
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,924
Construction in progress		5,735	4,145
Total		89,533	85,866
Less: Accumulated depreciation and amortization		(65,251)	(63,211)
Property and equipment, net		$24,282	$22,655
Depreciation and amortization expense on property and equipment was $2,040 and $2,349 for the three months ended March 31, 2023 and 2022, respectively.
5. DEBT
Exchangeable Senior Notes

On April 19, 2021, concurrent with the execution of the Merger Agreement, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's subsidiary, Holdings in an aggregate principal amount of up to $130,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its subsidiary, Holdings, and the trustee under the Indenture. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. The Exchangeable Notes mature in five years on December 27, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A common stock.

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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $993 at March 31, 2023 and $285 at December 31, 2022. The Company recorded an unfavorable change in fair value of $708 and $248 for the three months ended March 31, 2023 and March 31,2022, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended March 31, 2023 and March 31, 2022, the Company recognized $2,362 and $2,354 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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
Term Loan
In November 2020, the Company's subsidiaries entered into a new agreement with JPMC to refinance the then existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
In December 2021, the Company entered into a new agreement with JPMC to refinance its then existing November 2020 credit facility (the "2021 Credit Facility"), increasing the maximum aggregate amount available under the term loan to $250,000 bringing total credit facility to $310,000. In addition, the maturity dates of both the revolver and term loan were amended to December 16, 2025. This amendment was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% as determined by the Company’s prevailing Leverage Ratio for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility).
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% or for portions of the debt converted to Term Benchmark Loan, the quoted SOFR rate plus the applicable margin of 2.85%. At March 31, 2023 and 2022, the effective interest rate on the Revolver and Term Loan was 7.99% and 3.65% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60,000 Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $5,161 and $3,011 of interest expense related to the Revolver and the Term Loan for the quarter ended March 31, 2023 and 2022, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At March 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
As of March 31, 2023 and December 31, 2022, there were no balances outstanding on the Revolver. At March 31, 2023, there was $60,000 available for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	March 31, 2023	December 31, 2022
Total debt	$362,793	$363,122
Less: current portion of term loan (scheduled payments)	(18,750)	(14,372)
Less: deferred financing costs, net	(4,568)	(5,126)
Total long-term debt	$339,475	$343,624
Derivative liability - redemption with make-whole provision	$993	$285
The maturity of all the borrowings facilities is as follows:

Remainder of 2023	$14,043
2024	18,750
2025	200,000
2026	130,000
Total debt	$362,793

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At March 31, 2023, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $6,957 and $8,651 at March 31, 2023 and December 31, 2022, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements.
6. EQUITY STRUCTURE
Shares Authorized

As of March 31, 2023, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of March 31, 2023, there were 18,378,339 shares of Class A Common Stock issued and outstanding, 59,958,422 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock
In the quarter ended March 31, 2023, the Company issued 1,564,956 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs") during the quarter. The new shares were issued net of shares withheld for applicable taxes. Additionally, certain stockholders of the shares of Class B common stock exchanged 366,635 Class B units in Holdings together with the corresponding number of shares of the Company's Class B common stock in exchange for 366,635 shares of Class A common stock. Upon the exchange, the exchanged shares of Class B common stock and the corresponding number of shares of Class B units were canceled.

Warrants

As of March 31, 2023, the Company had 10,837,400 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of March 31, 2023, the Company had 11,578,000 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the non-controlling interests are redeemable for cash at the option of the Company subject to the terms and conditions, they have been classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of March 31, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 on March 31, 2023. The redemption value was calculated by multiplying the 59,958,422 Class B Units outstanding at March 31, 2023 by the $9.95 trading price of our Class A common stock on December 27, 2021.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
7. STOCK-BASED COMPENSATION
The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Stock option expense	$90	$346
Restricted stock unit expense	3,481	631
Performance stock unit expense	408	—
Employee stock purchase plan	43	—
Incentive units	—	29
Total stock-based compensation expense	$4,022	$1,006
The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the three month period ended March 31, 2023:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	4,765,545	$1.44	4.8	$16,939
Granted	—	—
Exercised	(743,397)	$0.01	1.9	$5,464
Outstanding at March 31, 2023	4,022,148	$1.71	4.6	$22,744
Vested and expected to vest at March 31, 2023	4,022,148	$1.71	6.5	$22,744
Exercisable at March 31, 2023	3,907,118	$1.58	3.1	$22,602

Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	5,497,066
Granted	1,464,824
Vested	(1,273,542)
Forfeited	(31,500)
Nonvested at March 31, 2023	5,656,848

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	449,380
Granted	658,156
Vested	—
Nonvested at March 31, 2023	1,107,536
Earnouts

Number of Shares
Outstanding at January 1, 2023	657,160
Granted	—
Vested	—
Nonvested at March 31, 2023	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The incentive units converted into class B common stock outstanding were 1,236,027 as of March 31, 2023.
Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of March 31, 2023 totaled $41,439, and is expected to be recognized over a weighted average period of approximately 2.6 years. No unrecognized compensation expense remained for the incentive units as of March 31, 2023.
8. RETIREMENT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended March 31, 2023 and 2022 was approximately $525 and $428, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The total liability was $242 at March 31, 2023 and December 31, 2022 and is recorded in other liabilities on the balance sheet. The Plan vest over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. The plan was terminated in the year ended December 31, 2021.

9. FAIR VALUE MEASUREMENTS

The Company determines fair value in accordance with ASC 820 which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (i.e., Level 1) to estimates determined using significant unobservable inputs (i.e., Level 3). The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$6,957	$6,957
Liabilities Carried at Fair Value:
Public warrants	$13,662	$—	$—	$13,662
Private warrants	—	—	13,438	13,438
Earnout consideration	—	—	17,063	17,063
Derivative liability - redemption with make-whole provision	—	—	993	993
December 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$8,651	$8,651
Liabilities Carried at Fair Value:
Public warrants	$8,105	$—	$—	$8,105
Private warrants	—	—	8,236	8,236
Earnout consideration	—	—	15,090	15,090
Derivative liability - redemption with make-whole provision	—	—	285	285

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 5.

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
liabilities were remeasured at March 31, 2023, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2022	$16,341
Change in estimated fair value	10,759
Estimated fair value at March 31, 2023	$27,100

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The following assumptions were used to determine the fair value of the private warrants as of March 31, 2023:

March 31, 2023
Exercise Price	$11.50
Risk-free interest rate	3.73%
Expected volatility	36%
Expected dividends	0%
Expected term (years)	3.7 years
Common stock market value	$7.36

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

Earnout Consideration Liability
Estimated fair value at December 31, 2022	$15,090
Change in estimated fair value	1,973
Estimated fair value at March 31, 2023	$17,063

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the Earnout considerations as of March 31, 2023:

March 31, 2023
Common stock market value	$7.36
Risk-free interest rate	3.88% -4.21%
Expected volatility	50.0%- 52.5%
Expected dividends	0%
Expected term (years)	1.7-2.7 years

The fair value of Earnouts has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

10. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three Months Ended March 31,
	2023	2022
Net sales by region:
Domestic	$73,667	$62,381
International	21,649	21,802
Total	$95,316	$84,183
The Company’s principal direct customers as of March 31, 2023 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 77.6%, combined, of total revenue for the three months ended March 31, 2023. Three customers individually accounted for more than 10% of the Company’s revenue or 83.3%, combined, of total revenue for the three months ended March 31, 2022. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 65% and two customers individually accounted for more than 10% or approximately 63% of total accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 38% of total purchases, for the three months ended March 31, 2023. The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies, or approximately 11% of total purchases, for the three months ended March 31, 2022.

11. INCOME TAXES

The Company recorded income tax benefit of $1,263 for the three months ended March 31, 2023 and income tax provision of $543 for the three months ended March 31, 2022.

Federal, state and local income tax returns for years prior to 2018 are no longer subject to examination by tax authorities. The Company is currently under audit by federal tax authorities for fiscal 2020. There have been no proposed

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
adjustments at this stage of the examination. The examination is expected to be finalized in fiscal 2023. The Company does not expect any material impact to the financial statements due to settlement of this audit.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was (13.33)% and 1.98% for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when realized under ASC 450-30.

12. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months ended March 31, 2023 and March 31,2022, respectively. Class B common shares do not participate in the Company's income or loss and are therefore not participating securities.

	Three Months Ended March 31,
	2023	2022
Basic and diluted:
Net income	$10,737	$26,908
Less: Net income attributable to non-controlling interest	(8,408)	(23,514)
Net income attributable to Class A Common Stockholders - basic	$2,329	$3,394
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes and class B units	8,410	—
Net income attributable to Class A Common Stockholders after adjustment	$10,739	$3,394
Weighted average common shares outstanding used in computing net income per share - basic	17,632,000	14,934,000
Plus: net effect of dilutive equity awards, exchangeable notes and class B units - diluted	77,104,000	—
Weighted average common shares outstanding used in computing net income per share - diluted	94,736,000	14,934,000
Net income per share—basic (1)	$0.13	$0.23
Net income per share—diluted (1)	$0.11	$0.23
(1) Effective April 1, 2022, the Company changed its valuation allocation methodology to allocate the net income to redeemable non-controlling interest and CompoSecure, Inc. for the quarter ended March 31, 2022 and therefore the amounts previously reported have been adjusted to conform to the new methodology. See Note 2.
Basic earnings per share for the three months ended March 31, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $2,329 divided by 17,632,000 of weighted average Class A common shares outstanding at March 31,2023. Diluted earnings per share for the three months ended March 31, 2023 was calculated by dividing net income adjusted for net effects of dilutive equity awards, exchangeable notes and class B units of $10,739,

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
divided by 94,736,000 of weighted average common shares after adjusting for the net effects of dilutive equity awards, exchangeable notes and class B units outstanding at March 31, 2023.

Basic and diluted earnings per share for the three months ended March 31, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $3,394 divided by 14,934,000 of weighted average Class A common shares outstanding at March 31, 2022.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three months ended March 31, 2023	Three Months Ended March 31, 2022
Potentially dilutive securities:
Warrants	22,415,400	22,415,400
Class B common units	—	61,136,800
Exchangeable notes	—	12,999.978
Earnout consideration shares	7,500,000	7,500,000
Equity awards	1,112,413	4,331,022

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
13. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. Future minimum commitments under all non-cancelable operating leases are as follows:

2023 (excluding the three months ended March 31, 2023)	$1,684
2024	2,245
2025	2,319
2026	1,882
2027	912
Later years	1,205
Total lease payments	10,247
Less: Imputed interest	(607)
Present value of lease liabilities	$9,640

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

As of March 31, 2023, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2023	$2,367
2024	1,492
2025	1,483
2026	1,513
2027	1,544
Later years	19,413
Total payments	$27,812

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
14. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who was then a member of Holdings' Board of Managers. The individual was a Class B stockholder of the Company at December 31, 2022 and during the quarter ended March 31, 2023, however, was no longer a stockholder at March 31, 2023. Expenses relating to this sales representation agreement for the three months ended March 31, 2023 and 2022 amounted to $4,067 and $2,802, respectively and are recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of March 31, 2023 and December 31, 2022 related to this agreement were $4,951 and $3,317.

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 13.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the quarter ended March 31, 2023, Holdings distributed a total of $12,359 of tax distributions to its members, of which $2,645 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $9,714.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Overview
The Company creates innovative, highly differentiated and customized financial payment card products to support and increase its customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of over 20 direct customers and over 80 indirect customers, including some of the largest issuers of credit cards in the U.S.
Impact of COVID-19 Pandemic
In response to the COVID-19 pandemic, over the past several years, the Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the employees and securing the supply of materials that are essential to the Company’s production process. To date, the impact on the Company’s business and results of operations has not been significant. Any future impact of the pandemic on our operations will depend on future developments, which are uncertain and cannot be predicted and which could result in business disruption. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted..

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

The Company’s Arculus platform offers a broad range of secure authentication and digital asset storage solutions and enables our consumer Arculus Cold Storage Wallet for digital assets. Recently, some digital asset exchanges have been freezing or limiting consumer withdrawals and some have filed for bankruptcy protection, driving consumer need for enhanced protection of their digital assets. We believe consumers can achieve enhanced protection by controlling their private keys with a cold storage wallet, such as the Arculus Cold Storage Wallet. At the same time, this market cycle has created uncertainty in timing for our anticipated Arculus ramp up, as some of our partners and targets have been impacted. Therefore, we are taking a measured approach to better target the timing of our investments to support near-term and long-term opportunities.
Key Components of Results of Operations
Net Sales
Net sales reflect the Company’s revenue generated primarily from the sale of its products. Product sales primarily include the design and manufacturing of metal cards, including contact and dual interface cards. The Company also generates revenue from the sale of Prelams (which refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.
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

Results of Operations

Three months ended March 31, 2023 vs three months ended March 31, 2022
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$95,316	$84,183	$11,133	13%
Cost of sales	41,962	35,424	6,538	18%
Gross profit	53,354	48,759	4,595	9%
Operating expenses
Selling, general and administrative expenses	23,944	18,777	5,167	28%
Income from operations	29,410	29,982	(572)	(2)%
Other expenses, net	(19,936)	(2,531)	(17,405)	688%
Income before income taxes	9,474	27,451	(17,977)	(65)%
Income tax benefit (expense)	1,263	(543)	1,806	100%
Net income	10,737	26,908	(16,171)	(60)%
Net income attributable to redeemable non-controlling interests	8,408	23,514	(15,106)	(64)%
Net income attributable to CompoSecure, Inc	$2,329	$3,394	$(1,065)	(31)%
(1) Effective April 1, 2022, the Company had changed its valuation allocation methodology to allocate the net income to redeemable non-controlling interest and CompoSecure, Inc. for the quarter ended March 31, 2022 and therefore the amounts previously reported have been adjusted to conform to the new methodology. See Note 2 and Note 12 in Notes to Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended March 31,
	2023	2022
Gross Margin	56%	58%
Operating margin	31%	36%
Net Sales

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$73,667	$62,381	$11,286	18%
International	21,649	21,802	(153)	-1%
Total	$95,316	$84,183	$11,133	13%
The Company’s net sales for the quarter ended March 31, 2023 increased $11.1 million, or 13%, to $95.3 million compared to $84.2 million for the quarter ended March 31, 2022. The increase in net sales was driven by an 18% increase in domestic sales offset by a 1% decrease in international sales.
Domestic: The Company’s domestic net sales for the quarter ended March 31, 2023 increased $11.3 million, or 18%, to $73.7 million compared to $62.4 million for the quarter ended March 31, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.
International: The Company’s international net sales for the quarter ended March 31, 2023 decreased $0.2 million, or less than 1%, to $21.6 million compared to $21.8 million for the quarter ended March 31, 2022. International sales were flat year over year primarily due to current global economic conditions.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended March 31, 2023 increased $4.6 million, or 9%, to $53.4 million compared to $48.8 million for the quarter ended March 31, 2022. The gross profit margin percentage decreased from 58% to 56%. The decrease in the gross margin percentage for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, was due to increased material costs resulting from inflationary pressures and start-up of new card programs, partially offset by economies of scale relating to fixed costs.
Operating Expenses
The Company’s operating expenses for the quarter ended March 31, 2023 increased $5.2 million compared to the quarter ended March 31, 2022. This increase was driven primarily by salaries of $2.8 million, commissions and employee benefits of $1.6 million and an increase in stock based compensation of $3.0 million. This was partially offset by a decrease in insurance expenses of $0.9 million, professional fees of $0.7 million, marketing expense of $0.3 million and an overall decrease in utilities, supplies and various other costs of $0.3 million.
Income from Operations and Operating Margin
During the quarter ended March 31, 2023, the Company had income from operations of $29.4 million compared to income from operations of $30.0 million for the quarter ended March 31, 2022. The operating margins for the quarter ended March 31, 2023 decreased to 31% compared to 36% for the quarter ended March 31, 2022 due to the gross profit and operating expenses discussed above.
Other Income (Expenses) (net)
Interest expense for the quarter ended March 31, 2023 increased $1.5 million, or 31%, to $6.5 million compared to $5.0 million for the quarter ended March 31, 2022. The additional interest expense was primarily due to the overall increase in variable interest rates in the 2021 Credit Facility agreement which were partially offset by gain in interest swap agreement entered into January 2022 compared to the quarter ended March 31, 2022. There was an overall increase in other expenses due to the unfavorable changes in the fair value of warrant liability of $10.8 million, earnout consideration liability of $2.0 million, and derivative liability of $0.7 million. The increase in unfavorable changes in the fair value of mark-to-market instruments were primarily due to the increase in Company's stock price compared to December 31, 2022.
Net Income

Net income for the quarter ended March 31, 2023 was $10.7 million compared to net income of $26.9 million for the quarter ended March 31, 2022. The decrease was driven primarily by unfavorable changes in the fair value of warrant liabilities, earnout consideration liability and derivative liability, partially offset by income tax benefit of $1.3 million.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$10,737	$26,908
Add (less):
Depreciation and amortization	2,040	2,349
Interest expense, net	6,496	4,966
Income tax (benefit) expense	(1,263)	543
EBITDA	$18,010	$34,766
Stock-based compensation expense	4,022	1,006
Mark to market adjustments, net (1)	13,440	(2,435)
Adjusted EBITDA	$35,472	$33,337
(1)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three months ended March 31, 2023 and 2022, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended March 31,		Three Months Ended March 31,
	2023		2022
	(in thousands) except per share amounts
	Basic	Diluted	Basic	Diluted
Net Income	$10,737	$10,737	$26,908	$26,908
(Less) add: (benefit) provision for income taxes	(1,263)	(1,263)	543	543
Income before Income taxes	9,474	9,474	27,451	27,451
Income tax expense (1)	(5,581)	(5,581)	(5,420)	(5,420)
Adjusted net income before adjustments	3,893	3,893	22,031	22,031
Add (less): mark-to-market adjustments (2)	12,732	12,732	(2,682)	(2,682)
Add: stock-based compensation	4,022	4,022	1,006	1,006
Adjusted net income	$20,647	$20,647	$20,355	$20,355
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	77,591	77,591	76,071	76,071
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	—	8,094	—	8,094
Equity awards	—	4,145	—	4,331
Total Shares outstanding used in computing net income per share	77,591	89,830	76,071	88,496

Adjusted net income per share (5)	$0.27	$0.23	$0.27	$0.23

1) Calculated using the Company's blended tax rate.
2) Includes the changes in fair value of warrant liability and earnout consideration liability.
3) Assumes both Class A shares and Class B shares participate in earnings and are outstanding at the end of the period.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Company did not include the effect of Exchangeable Notes to its total shares outstanding used in diluted adjusted net income per share.
Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements
Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

As of March 31, 2023, the Company had cash and cash equivalents of $22.6 million and debt principal outstanding of $362.8 million. As of December 31, 2022, the Company had cash and cash equivalents of $13.6 million and total debt principal outstanding of $363.1 million.
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

At March 31, 2023, there was $232.8 million of total debt outstanding under the Company’s existing credit facilities which included the term loan (the “2021 Credit Facility”) and the Exchangeable Notes. The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of March 31, 2023. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of March 31, 2023, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of March 31, 2023, the effective interest rate on the Company’s 2021 Credit Facility was 7.99%.
The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of March 31, 2023. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's subsidiary, Holdings, in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per year, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 27, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. Additional interest may be payable as set forth in the Indenture. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.

Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the three months ended March 31, 2023 was $24.9 million compared to cash provided by operating activities of $11.9 million during the three months ended March 31, 2022. The increase in cash provided by operating activities of $13.0 million was primarily attributable to net income of $10.7 million, the unfavorable mark to market fair value net changes of $13.4 million, equity compensation expense of $4.0 million, depreciation and amortization expense of $2.0 million, and amortization of deferred financing costs of $0.6 million. This was partially offset by changes in working capital of $3.9 million and deferred tax benefit of $2.0 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the three months ended March 31, 2023 was $3.7 million, primarily relating to capital expenditures, compared to cash used in investing activities for the three months ended March 31, 2022 of $1.4 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the three months ended March 31, 2023 was $12.3 million compared to cash used in the Company's financing activities for the three months ended March 31, 2022 of $16.9 million. Cash used in financing activities for the three months ended March 31, 2023 primarily related to distributions to non-controlling interest holders of $9.7 million, payments for taxes related to net share settlement of equity awards of $2.4 million, repayment of scheduled principal payments of term loan of $0.3 million. Cash used for the three months ended March 31, 2022 primarily related to issuance costs related to the Business Combination, borrowings and repayments of debt related to the Company’s prior Credit Facility.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of March 31, 2023, the Company had inventory-related purchase commitments totaling approximately $49.5 million.
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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of March 31, 2023, CompoSecure had $232.8 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2023, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of March 31, 2023, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%
Under the terms of the interest rate swap agreement, the Company receives payments based on the greater of 1-month SOFR rate as amended in February 2023 or a minimum of 1.00%. On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin. The existing swap converted to SOFR from LIBOR at the same time as the secured 2021 credit facility.
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $6,957 at March 31, 2023. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of May 1, 2023, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.

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
◦The Warrants may never be in the money, and they may expire worthless. Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this report, or in any document incorporated by reference herein, are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Further, recent bank liquidity and financial stability concerns could adversely affect the banks in which we hold our cash and cash equivalents, which may subject our working capital to a risk of loss or to a delay in accessibility, or could result in broader bank regulatory changes that may cause financial institutions to change their lending behavior in a manner that could be adverse to us. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

We may not continue to achieve sales growth in the future and you should not consider our recent sales growth as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of its overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

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

Regulatory uncertainty surrounding the digital asset environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including the U.S. Governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry. Ongoing and future regulatory actions may impact our ability of to develop and offer products involving the use of digital assets, including the Arculus Cold Storage Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”), in a 2019 letter, made clear its view that digital assets generally are commodities, and as such, even spot trades in digital assets generally are subject to the CFTC’s antifraud authority. Nevertheless, digital assets that are commodities also may be deemed by the Securities and Exchange Commission (“SEC”) to constitute securities.

While key members of the SEC staff have stated that the digital asset with the largest market capitalization, bitcoin (“BTC”), the native digital asset of the bitcoin blockchain, is not a security, SEC staff have asserted that certain other digital assets, such as XRP, are securities and, therefore, subject to the SEC’s jurisdiction. While there has been no definitive determination by the SEC or a court concerning whether ether (“ETH”), the native digital asset of the ethereum blockchain, constitutes a security, in March 2023, the New York State Attorney General’s Office (“NYAG”) filed a lawsuit against crypto trading platform KuCoin for “failing to register as a securities and commodities broker-dealer and falsely representing itself as an exchange.”In its complaint, the NYAG notably alleged that the ETH traded on the KuCoin platform constituted a security. Additionally, derivatives relating to these digital assets, digital assets that represent certain derivatives, and certain leveraged, financed and margined transactions in digital assets, may be subject to substantive regulation by the CFTC and/or SEC, in addition to certain state regulators. In sum, these federal regulators, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that we could be viewed as inadvertently acting without required registration or licensing, whether as an unlicensed broker-dealer or otherwise, which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission or other damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets, whether or not such digital assets may be classified as “securities,” our business may be subject to additional risk because digital assets generally are subject to heightened regulatory scrutiny including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, or we are deemed to have violated other regulatory requirements, it may have adverse consequences. To counter such risks, we may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, or we otherwise determine that there is a material risk that such digital assets are likely to be deemed securities, all of which could hurt our business. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate trading in digital assets determined to be securities by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not presently intend to effect or otherwise facilitate trading in digital assets determined to be securities by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer, investment adviser, or other similar registered or licensed party. Although we are establishing policies and procedures to ensure that our Arculus business activities do not result in us inadvertently transacting in or facilitating transactions in digital asset securities, to avoid acting as an unregistered broker-dealer, investment adviser, or another role which would require similar registration or licensing, there can no assurance that such policies and procedures will be effective. If, for example, we were to be accused by relevant regulatory agency as having inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets deemed to be securities, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security or our activities otherwise are determined by the SEC or a judicial ruling not to require registration as a broker-dealer, or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any or all of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer, investment adviser, or another role that would require similar licensing or registration, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus business operations and/or rescission or other damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. While we do not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access. Notably, in September 2022, the SEC proposed a rule change that would expand the definition of “exchange” and, in April, 2023, following the submission of numerous comment letters concerning the proposed rule change, the SEC reopened the release and comment period for such proposed amendment. In the reopening release, unlike the initial proposal, which did not discuss applicability to digital assets, the SEC expressly confirmed that such proposed rule was intended, among other things, to address transactions in digital assets, including so-called “DeFi” systems. While it is not yet clear whether or in what form such proposed rule change may be adopted, it is possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively impact our business, operating results, and financial condition.

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

Our long-lived assets recorded as of March 31, 2023 were $33.2 million, representing approximately 18% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $24.3 million, as our operations require significant investments in machinery and equipment.

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

See Note 5 of Notes to Consolidated Financial Statements in the Unaudited Consolidated Financial Statements of the Company in this report for additional information.

Our guarantees of indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations.

In connection with the Business Combination, Holdings issued the Exchangeable Notes that are exchangeable into shares of our Class A Common Stock at a conversion price of $11.50 per share. The Exchangeable Notes are guaranteed by

CompoSecure, L.L.C. Our guarantees of indebtedness could have significant negative consequences for our security holders, equity holders and our business, results of operations and financial condition by, among other things:

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

•diluting the interests of our stockholders as a result of the issuance shares of our Class A Common Stock upon conversion of the Exchangeable Notes; and

•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts that may become due under our guarantees of indebtedness, including in connection with the Exchangeable Notes, and our cash needs may increase in the future. In addition, any future indebtedness or guarantees of indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our guarantees of indebtedness if and when due, then we could be in default under those guarantees of indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.37 per share based on the closing price on May 1, 2023. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

We have the ability to redeem outstanding Warrants (excluding any Resale Warrants held by Roman DBDR Tech Sponsor, LLC ("Roman Sponsor") or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise such holder's Warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holder to do so, (ii) to sell the holder's Warrants at the then-current market price when such holder might otherwise wish to hold the Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of the Warrants.

Warrants to purchase our Class A Common Stock are presently exercisable, which could increase the number of shares of Class A Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 22,415,400 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. These Warrants consist of 11,578,000 Public Warrants and 10,837,400 Resale Warrants originally included in the units issued in our IPO. Each Warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
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

At May 1, 2023, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 44% and 28%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended March 31, 2023, the Company issued 366,635 shares of Class A Common Stock upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholder.
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

CompoSecure, Inc.

Date: May 5, 2023                        By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023                        By: /s/ Timothy Fitzsimmons
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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and March 31, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three month ended March 31, 2023 and March 31, 2022 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three month ended March 31, 2023 and March 31, 2022, as well as the year ended December 31, 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and March 31, 2022, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.