Form 10-Q
period 2023-06-30
CompoSecure, Inc.
filed 2023-08-14
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2023, there were 19,045,347 shares of the registrant's Class A common stock outstanding and 59,958,422 shares of the registrant's Class B common stock outstanding.

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,614	$13,642
Accounts receivable, net	36,534	37,272
Inventories, net	48,889	42,374
Prepaid expenses and other current assets	4,096	3,824
Total current assets	112,133	97,112

Property and equipment, net	24,182	22,655
Right of use assets operating, net	8,427	8,932
Deferred tax asset	27,968	25,569
Derivative asset - interest rate swap	8,329	8,651
Deposits and other assets	24	24
Total assets	$181,063	$162,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$18,750	$14,372
Current portion of lease liabilities, operating	1,892	1,846
Current portion of tax receivable agreement liability	1,668	2,367
Accounts payable	6,635	7,127
Accrued expenses	10,766	10,154
Commission payable	5,361	3,317
Bonus payable	5,779	8,177
Total current liabilities	50,851	47,360

Long-term debt, net of deferred finance costs	207,343	216,276
Convertible notes, net	127,586	127,348
Derivative liability - convertible notes redemption make-whole provision	798	285
Warrant liability	24,309	16,341
Lease liabilities, operating	7,257	7,766
Tax receivable agreement liability	23,952	24,475
Earnout consideration liability	10,869	15,090
Total liabilities	452,965	454,941

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	596,587	600,234

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 18,692,106 and 16,446,748 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	2	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 59,958,422 and 60,325,057 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	30,137	24,107
Accumulated other comprehensive income	7,910	8,283
Accumulated deficit	(906,544)	(924,630)
Total stockholders' deficit	(868,489)	(892,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181,063	$162,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$98,527	$97,199	$193,843	$181,382
Cost of sales	44,590	38,347	86,552	73,771
Gross profit	53,937	58,852	107,291	107,611
Operating expenses:
Selling, general and administrative expenses	23,588	24,433	47,532	43,209
Income from operations	30,349	34,419	59,759	64,402

Other income (expense):
Revaluation of earnout consideration liability	6,194	14,934	4,221	19,041
Revaluation of warrant liability	2,791	19,465	(7,968)	18,041
Change in fair value of derivative liability - convertible notes redemption make-whole provision	195	187	(513)	(61)
Interest expense, net	(5,442)	(4,904)	(11,371)	(9,238)
Amortization of deferred financing costs	(407)	(641)	(974)	(1,274)
Total other income (expense), net	3,331	29,041	(16,605)	26,509
Income before income taxes	33,680	63,460	43,154	90,911
Income tax (expense) benefit	(970)	(2,802)	293	(3,345)
Net income	$32,710	$60,658	$43,447	$87,566

Net income attributable to redeemable non-controlling interests	$26,973	$52,184	$35,347	$75,628
Net income attributable to CompoSecure, Inc.	$5,737	$8,474	$8,100	$11,938

Net income per share attributable to Class A common stockholders - basic	$0.31	$0.56	$0.45	$0.80
Net income per share attributable to Class A common stockholders - diluted	$0.29	$0.52	$0.41	$0.75

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	18,537	15,052	18,087	14,993
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	35,528	32,363	35,155	32,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,710	$60,658	$43,447	$87,566
Other comprehensive income (loss), net:
Unrealized gain (loss) on derivative - interest rate swap, (net of tax)	1,276	1,488	(373)	5,357
Total other comprehensive income (loss), net	1,276	1,488	(373)	5,357
Comprehensive income	$33,986	$62,146	$43,074	$92,923
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(9,714)	(9,714)	—
Stock-based compensation	—	—	—	—	4,022	—	—	4,022	—
Net income	—	—	—	—	—	—	2,329	2,329	8,408
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and employee stock purchase plan transactions	1,564,956	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	146	—	—	146	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(2,409)	—	—	(2,409)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—		—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(1,649)	—	(1,649)	—
Tax receivable agreement liability	—	—	—	—	(290)	—	—	(290)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	12,055	12,055	(12,055)
Balance as of March 31, 2023	18,378,339	$2	59,958,422	$6	$25,576	$6,634	$(919,960)	$(887,742)	$596,587
Distributions to non-controlling interests	—	—	—	—	0	—	(19,294)	(19,294)	—
Stock-based compensation	—	—	—	—	4,393	—	—	4,393	—
Net income	—	—	—	—	—	—	5,737	5,737	26,973
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and employee stock purchase plan transactions	313,767	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	243	—	—	243	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(74)	—	—	(74)	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	1,276	—	1,276	—
Tax receivable agreement liability	—	—	—	—	(1)	—	—	(1)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	26,973	26,973	(26,973)
Balance as of June 30, 2023	18,692,106	$2	59,958,422	$6	$30,137	$7,910	$(906,544)	$(868,489)	$596,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive		Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income		Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—		$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—		—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—		—	1,006	—
Net income	—	—	—	—	—	—		3,394	3,394	23,514
Class A common stock issued pursuant to equity awards	25,000	—	—	—	—	—		—	—	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	3,869		—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—		23,514	23,514	(23,514)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869		$(1,001,321)	$(984,904)	$608,311
Distributions	—	—	—	—	—	—		(25,729)	(25,729)	—
Stock-based compensation	—	—	—	—	3,014	—		—	3,014	—
Net income	—	—	—	—	—	—		8,474	8,474	52,184
Class A common stock issued pursuant to equity awards	13,550	—	—	—	—	—		—	—	—
Class A common stock issued pursuant to Class B common stock exchanges	150,000	1	(150,000)	—	—	—		—	1	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	1,488		—	1,488	—
Tax receivable agreement liability	—	—	—	—	2,055	—	—	—	2,055	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—		53,677	53,677	(53,677)
Balance as of June 30, 2022	15,118,532	$2	60,986,800	$6	$17,610	$5,357		$(964,899)	$(941,924)	$606,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$43,447	$87,566
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	4,171	4,567
Stock-based compensation expense	8,415	4,020
Amortization of deferred finance costs	700	1,252
Change in fair value of earnout consideration liability	(4,221)	(19,041)
Revaluation of warrant liability	7,968	(18,041)
Change in fair value of derivative liability	513	61
Deferred tax (benefit) expense	(1,770)	3,094
Changes in assets and liabilities
Accounts receivable	738	(17,282)
Inventories	(6,515)	(2,938)
Prepaid expenses and other assets	(272)	(1,144)
Accounts payable	(492)	(201)
Accrued expenses	612	10,262
Other liabilities	(313)	(784)
Net cash provided by operating activities	52,981	51,391

Cash flows from investing activities:
Purchase of property and equipment	(5,697)	(3,504)
Net cash used in investing activities	(5,697)	(3,504)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercises of equity awards	389	—
Payments for taxes related to net share settlement of equity awards	(2,483)	—
Proceeds from line of credit	—	10,000
Payment of Tax receivable agreement liability	(2,193)	—
Payment of term loan	(5,017)	(16,878)
Distributions to non-controlling interest	(29,008)	(25,729)
Payment of issuance costs related to business combination	—	(23,833)
Net cash used in financing activities	(38,312)	(56,440)

Net increase (decrease) in cash and cash equivalents	8,972	(8,553)

Cash and cash equivalents, beginning of period	13,642	21,944

Cash and cash equivalents, end of period	$22,614	$13,391

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$13,626	$9,638
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$8,329	$5,590
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company started operations in 2000 and provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey.

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

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through nearly over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

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
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months and six months period ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of June 30, 2023 or December 31, 2022.
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
3. INVENTORIES
The major classes of inventories were as follows:

	June 30, 2023	December 31, 2022
Raw materials	$46,461	$43,313
Work in process	4,823	2,892
Finished goods	498	450
Inventory reserve	(2,893)	(4,281)
	$48,889	$42,374

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower of cost or net realizable value reserve is necessary. The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing a specific product.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	June 30, 2023	December 31, 2022
Machinery and equipment	5 - 10 years	$68,132	$64,626
Furniture and fixtures	3 - 5 years	987	987
Computer equipment	3 - 5 years	927	927
Leasehold improvements	Shorter of lease term or estimated useful life	13,379	11,993
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,924
Construction in progress		4,950	4,145
Total		91,563	85,866
Less: Accumulated depreciation and amortization		(67,381)	(63,211)
Property and equipment, net		$24,182	$22,655
Depreciation and amortization expense on property and equipment was $2,131 and $2,218 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment was $4,171 and $4,567 for the six months ended June 30, 2023 and 2022, respectively.
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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $798 at June 30, 2023 and $285 at December 31, 2022. The Company recorded a favorable change in fair value of $195 and $187 for the three months ended June 30, 2023 and June 30,2022, respectively. The Company recorded an unfavorable change in fair value of $513 and $61 for the six months ended June 30, 2023 and June 30, 2022, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended June 30, 2023 and June 30, 2022, the Company recognized $2,389 and $2,366 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. For the six-months ended June 30, 2023 and June 30, 2022, the Company recognized $4,751 and $4,720 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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
In February 2023, the Company amended the 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% as determined by the Company’s prevailing Leverage Ratio for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility).
The Company further amended its 2021 Credit Facility in May 2023. Pursuant to the amendment, approximately $257 of additional costs incurred in connection with the modification were capitalized as debt issuance costs. In connection with the amendment, two of the lenders in the original agreement did not participate in the amended debt agreement. As a result, the remaining debt issuance cost of approximately $589 related to these two lenders were written off by the Company.
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% or for portions of the debt converted to Term Benchmark Loan, the quoted SOFR rate plus the applicable margin of 2.85%. At June 30, 2023 and 2022, the effective interest rate on the Revolver and Term Loan was 7.99% and 3.65% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60,000 Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $4,712 and $3,000 of interest expense related to the Revolver and the Term Loan for the quarter ended June 30, 2023 and 2022, respectively. The Company recognized $9,873 and $6,170 of interest expense related to the Revolver and the Term Loan for the six months ended June 30, 2023 and 2022, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At June 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants. The fair value of the Company's debt approximates the carrying value for all periods presented.
As of June 30, 2023 and December 31, 2022, there were no balances outstanding on the Revolver. At June 30, 2023, there was $60,000 available for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	June 30, 2023	December 31, 2022
Term loan	$228,105	$233,122
Exchangeable notes	130,000	130,000
Total debt	358,105	363,122
Less: current portion of term loan (scheduled payments)	(18,750)	(14,372)
Less: deferred financing costs, net	(4,426)	(5,126)
Total long-term debt	$334,929	$343,624
Derivative liability - redemption with make-whole provision	$798	$285

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The maturity of all the borrowings facilities is as follows:

Remainder of 2023	$9,355
2024	18,750
2025	200,000
2026	130,000
Total debt	$358,105

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement. At June 30, 2023, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8,329 and $8,651 at June 30, 2023 and December 31, 2022, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements. The interest rate swap converted to SOFR from LIBOR at the same time as the amendment of 2021 Credit Facility in February 2023.
6. EQUITY STRUCTURE
Shares Authorized

As of June 30, 2023, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of June 30, 2023, there were 18,692,106 shares of Class A Common Stock issued and outstanding, 59,958,422 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock
In the quarter ended June 30, 2023, the Company issued 313,767 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs") as well as employee stock purchase plan transactions ("ESPP") during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.
In the six month period ended June 30, 2023, the Company issued 1,878,723 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs") as well as ESPP transactions during the six month period. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes. Additionally, certain holders of the shares of Class B common stock exchanged an aggregate of 366,635 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B common stock) in exchange for 366,635 shares of Class A common stock. Upon the exchange, the exchanged shares of Class B common stock and the corresponding number of shares of Class B units were canceled.

Warrants

As of June 30, 2023, the Company had 8,586,624 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

As of June 30, 2023, the Company had 13,828,765 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

As of June 30, 2023, the holder of private warrants had sold an aggregate of 2,250,776 private warrants in open market transactions resulting in such private warrants becoming public warrants.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of June 30, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 on June 30, 2023. The redemption value was calculated by multiplying the 59,958,422 Class B Units outstanding at June 30, 2023 by the $9.95 trading price of our Class A common stock on December 27, 2021.
7. STOCK-BASED COMPENSATION

The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock option expense	$146	$337	$236	$683
Restricted stock unit expense	3,524	2,667	7,005	3,298
Performance stock unit expense	690	—	1,098	—
Employee stock purchase plan	33	—	76	—
Incentive units	—	10	—	39
Total stock-based compensation expense	$4,393	$3,014	$8,415	$4,020

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the six month period ended June 30, 2023:
Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	4,765,545	$1.44	4.8	$16,939
Granted	—	—
Exercised	(958,015)	$0.06	—	$6,333
Outstanding at June 30, 2023	3,807,530	$1.77	4.4	$19,372
Vested and expected to vest at June 30, 2023	3,807,530	$1.77	6.3	$19,372
Exercisable at June 30, 2023	3,761,909	$1.72	3.0	$19,349

Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	5,497,066
Granted	1,649,498
Vested	(1,319,555)
Forfeited	(63,225)
Nonvested at June 30, 2023	5,763,784

Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	449,380
Granted	658,156
Vested	—
Nonvested at June 30, 2023	1,107,536
Earnouts

Number of Shares
Outstanding at January 1, 2023	657,160
Granted	—
Vested	—
Nonvested at June 30, 2023	657,160

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock and such shares of converted class B common stock outstanding were 1,236,027 as of June 30, 2023.
Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of June 30, 2023 totaled $38,214, and is expected to be recognized over a weighted average period of approximately 2.2 years. No unrecognized compensation expense remained for the incentive units as of June 30, 2023.
8. RETIREMENT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended June 30, 2023 and 2022 was approximately $396 and $409, respectively. Retirement plan expense for the six months ended June 30, 2023 and 2022 was approximately $921 and
$837, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The total liability was $0 and $242 at June 30, 2023 and December 31, 2022, respectively and was recorded in other liabilities on the balance sheet. The plan was terminated during the year ended December 31, 2021 and the remaining liability was paid in the six months ended June 30, 2023.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$8,329	$—	$8,329
Liabilities Carried at Fair Value:
Public warrants	$15,678	$—	$—	$15,678
Private warrants	—	—	8,631	8,631
Earnout consideration	—	—	10,869	10,869
Derivative liability - redemption with make-whole provision	—	—	798	798
December 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$8,651	$—	$8,651
Liabilities Carried at Fair Value:
Public warrants	$8,105	$—	$—	$8,105
Private warrants	—	—	8,236	8,236
Earnout consideration	—	—	15,090	15,090
Derivative liability - redemption with make-whole provision	—	—	285	285

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

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities were remeasured at June 30, 2023, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2022	$16,341
Change in estimated fair value	7,968
Estimated fair value at June 30, 2023	$24,309

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the private warrants as of June 30, 2023:

June 30, 2023
Exercise Price	$11.50
Risk-free interest rate	4.40%
Expected volatility	39%
Expected dividends	0%
Expected term (years)	3.5 years
Common stock market value	$6.86

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

Earnout Consideration Liability
Estimated fair value at December 31, 2022	$15,090
Change in estimated fair value	(4,221)
Estimated fair value at June 30, 2023	$10,869

The following assumptions were used to determine the fair value of the Earnout considerations as of June 30, 2023:

June 30, 2023
Common stock market value	$6.86
Risk-free interest rate	4.68% -5.14%
Expected volatility	47.5%- 50.0%
Expected dividends	0%
Expected term (years)	1.5-2.5 years

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
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
10. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales by region:
Domestic	$77,989	$70,112	151,656	132,493
International	20,538	27,087	42,187	48,889
Total	$98,527	$97,199	$193,843	$181,382
The Company’s principal direct customers as of June 30, 2023 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 76% combined, of total revenue for the three months ended June 30, 2023. Three customers individually accounted for more than 10% of the Company’s revenue or 78%, combined, of total revenue for the three months ended June 30, 2022. Three customers individually accounted for more than 10% of the Company’s revenue or 76.0%, combined, of total revenue for the six months ended June 30, 2023. Three customers individually accounted for more than 10% of the Company’s revenue or 80.4%, combined, of total revenue for the six months ended June 30, 2022. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 73% and two customers individually accounted for more than 10% or approximately 63% of total accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
One individual vendor accounted for more than 10% of purchases of supplies, or approximately 13% of total purchases, for the six months ended June 30, 2023. No individual vendor accounted for more than 10% of purchases of supplies for the six months ended June 30, 2022.

11. INCOME TAXES

The Company recorded income tax provision of $970 and $2,802 for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recorded income tax benefit of $293 for the six months ended June 30, 2023 and income tax provision of $3,345 for the six months ended June 30, 2022.

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

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 12.65% and 4.42% for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company's interim effective tax rate, inclusive of any discrete items, was (0.68)% and 3.68% for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company’s

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

12. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months ended June 30, 2023 and June 30, 2022, respectively. Shares of Class B common stock do not participate in the Company's income or loss and are, therefore, not participating securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted:
Net income	$32,710	$60,658	$43,447	$87,566
Less: Net income attributable to non-controlling interest	(26,973)	(52,184)	(35,347)	(75,628)
Net income attributable to Class A Common Stockholders - basic	$5,737	$8,474	$8,100	$11,938
Plus: adjustment to net income due to net effect of equity awards and exchangeable notes.	4,410	8,236	6,140	12,267
Net income attributable to Class A Common Stockholders after adjustment	$10,147	$16,710	$14,240	$24,205
Weighted average common shares outstanding used in computing net income per share - basic	18,537,268	15,051,732	18,087,260	14,992,612
Plus: net effect of dilutive equity awards and exchangeable notes - diluted	16,991,161	17,311,560	17,068,029	17,348,682
Weighted average common shares outstanding used in computing net income per share - diluted	35,528,429	32,363,292	35,155,289	32,341,294
Net income per share—basic	$0.31	$0.56	$0.45	$0.80
Net income per share—diluted	$0.29	$0.52	$0.41	$0.75
Basic earnings per share for the three months ended June 30, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $5,737 divided by 18,537,268 of weighted average Class A common shares outstanding at June 30,2023. Diluted earnings per share for the three months ended June 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $10,147 divided by 35,528,429 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2023.
Basic earnings per share for the three months ended June 30, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $8,474 divided by 15,051,732 of weighted average Class A common shares outstanding at June 30, 2022. Diluted earnings per share for the three months ended June 30, 2022 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $16,710, divided by 32,363,292 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2022.

Basic earnings per share for the six months ended June 30, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $8,100 divided by 18,087,260 of weighted average Class A common shares outstanding at June 30,2023. Diluted earnings per share for the six months ended June 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $14,240, divided by 35,155,289 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2023.

Basic earnings per share for the six months ended June 30, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $11,938 divided by 14,992,612 of weighted average Class A common

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
shares outstanding at June 30, 2022. Diluted earnings per share for the six months ended June 30, 2022 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $24,205, divided by 32,341,294 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2022.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Potentially dilutive securities:
Warrants	22,415,400	22,415,400	22,415,400	22,415,400
Class B common units	59,958,422	60,986,800	59,958,422	60,986,800
Earnout consideration shares	7,500,000	7,500,000	7,500,000	7,500,000
Equity awards	2,431,925	3,897,048	2,712,064	3,597,048

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
13. COMMITMENTS AND CONTINGENCIES
Operating Leases

Future minimum commitments under all non-cancelable operating leases are as follows:

2023 (excluding the six months ended June 30, 2023)	$1,116
2024	2,245
2025	2,319
2026	1,882
2027	912
Later years	1,205
Total lease payments	9,679
Less: Imputed interest	(530)
Present value of lease liabilities	$9,149

Tax Receivable Agreement

The Company is obligated to make certain payments under the tax receivable agreement to certain historical holders of units in Holdings. Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable agreement will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the tax receivable agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.

As of June 30, 2023, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2023 (excluding the six months ended June 30, 2023)	$174
2024	1,494
2025	1,484
2026	1,513
2027	1,544
Later years	19,411
Total payments	$25,620

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
Litigation
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
14. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who was then a member of Holdings' Board of Managers. The individual was a Class B stockholder of the Company at December 31, 2022 and during the six month period ended June 30, 2023, however, was no longer a stockholder at June 30, 2023. Expenses relating to this sales representation agreement for the three months ended June 30, 2023 and 2022 amounted to $3,395 and $3,277, respectively, and amounted to $7,462 and $6,079, for the six months ended June 30, 2023 and 2022, respectively. The expenses are recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of June 30, 2023 and December 31, 2022 related to this agreement were $5,361 and $3,317.

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 13. The Company is obligated to make certain payments under the tax receivable agreement to certain historical holders of units in Holdings. The Company made a total payment of $2,193 related to the tax receivable agreement liability in the quarter ended June 30, 2023.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the quarter ended June 30, 2023, Holdings distributed a total of $25,241 of tax distributions to its members, of which $5,947 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $19,294. For the six month ended June 30, 2023, Holdings distributed a total of $37,600 of tax distributions to its members, of which $8,592 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $29,008.

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
Overview
The Company creates innovative, highly differentiated and customized financial payment card products or banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

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
Other Expense, net
Other (income) expense primarily consists of changes in fair value of warrant liability, earnout consideration liability and interest expense net of any interest income.
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

Results of Operations

Three months ended June 30, 2023 vs three months ended June 30, 2022
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$98,527	$97,199	$1,328	1%
Cost of sales	44,590	38,347	6,243	16%
Gross profit	53,937	58,852	(4,915)	(8)%
Operating expenses
Selling, general and administrative expenses	23,588	24,433	(845)	(3)%
Income from operations	30,349	34,419	(4,070)	(12)%
Other income, net	3,331	29,041	(25,710)	(89)%
Income before income taxes	33,680	63,460	(29,780)	(47)%
Income tax expense	(970)	(2,802)	1,832	(65)%
Net income	32,710	60,658	(27,948)	(46)%
Net income attributable to redeemable non-controlling interests	26,973	52,184	(25,211)	(48)%
Net income attributable to CompoSecure, Inc	$5,737	$8,474	$(2,737)	(32)%

	Three Months Ended June 30,
	2023	2022
Gross Margin	55%	61%
Operating margin	31%	35%
Net Sales

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$77,989	$70,112	$7,877	11%
International	20,538	27,087	(6,549)	(24)%
Total	$98,527	$97,199	$1,328	1%
The Company’s net sales for the quarter ended June 30, 2023 increased $1.3 million, or 1%, to $98.5 million compared to $97.2 million for the quarter ended June 30, 2022. The increase was primarily driven by continued domestic growth in the Company’s premium payment card business, which was up 11%. This was partially offset by lower international sales, which is a more variable market due to customer mix and a smaller sales base. International sales remained in-line with the Company’s targeted revenue mix of approximately 20%.
Domestic: The Company’s domestic net sales for the quarter ended June 30, 2023 increased $7.9 million, or 11%, to $78.0 million compared to $70.1 million for the quarter ended June 30, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.
International: The Company’s international net sales for the quarter ended June 30, 2023 decreased $6.5 million, or 24%, to $20.5 million compared to $27.1 million for the quarter ended June 30, 2022. International sales decreased primarily due to current global economic conditions and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 21% and 28% of the Company's total net sales for the quarter ended June 30, 2023 and 2022, respectively.
Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended June 30, 2023 decreased $5.0 million, or 8%, to $53.9 million compared to $58.9 million for the quarter ended June 30, 2022. The gross profit margin percentage decreased from 61% to 55%. The decrease in the gross margin percentage for the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, was due to increased material costs resulting from inflationary pressures and product mix.
Operating Expenses
The Company’s operating expenses for the quarter ended June 30, 2023 decreased $0.8 million compared to the quarter ended June 30, 2022. The decrease was driven primarily by reductions in marketing expenses of $2.2 million and insurance expenses of $1.0 million, as well as an overall decrease in utilities, supplies and various other costs of $0.8 million. This was partially offset by increase in salaries, commissions and employee benefits of $1.4 million, stock based compensation of $1.4 million, and professional fees of $0.4 million.
Income from Operations and Operating Margin
During the quarter ended June 30, 2023, the Company had income from operations of $30.3 million compared to income from operations of $34.4 million for the quarter ended June 30, 2022. The operating margins for the quarter ended June 30, 2023 decreased to 31% compared to 35% for the quarter ended June 30, 2022, primarily due to the decrease in gross profit margin discussed earlier in this Form 10-Q.
Other Income (Expenses) (net)
Interest expense for the quarter ended June 30, 2023 increased $0.3 million, or 5%, to $5.8 million compared to $5.5 million for the quarter ended June 30, 2022. The additional interest expense compared to the quarter ended June 30, 2022 was primarily due to the overall increase in variable interest rates in the 2021 Credit Facility which were partially offset by a gain in the Company's interest rate swap agreement entered into January 2022. There was an overall decrease in other expenses due to the favorable changes in the fair value of warrant liability and earnout consideration liability in the quarter ended June 30, 2023. The reduction in favorable changes to the fair value of financial instruments was primarily due to the increase in the price of the Company's Class A common stock compared to June 30, 2022.
Net Income

Net income for the quarter ended June 30, 2023 was $32.7 million compared to net income of $60.7 million for the quarter ended June 30, 2022. The decrease was driven primarily by reductions in favorable changes to the fair value of warrant liabilities, earnout consideration liability and derivative liability.

Six months ended June 30, 2023 vs six months ended June 30, 2022

The following table presents the Company’s results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$193,843	$181,382	$12,461	7%
Cost of sales	86,552	73,771	12,781	17%
Gross profit	107,291	107,611	(320)	0%
Operating expenses
Selling, general and administrative expenses	47,532	43,209	$4,323	10%
Income from operations	59,759	64,402	(4,643)	(7)%
Other (expense) income, net	(16,605)	26,509	(43,114)	(163)%
Income before income taxes	43,154	90,911	(47,757)	(53)%
Income tax benefit (expense)	293	$(3,345)	$3,638	(109)%
Net income	43,447	87,566	(44,119)	(50)%
Net income attributable to redeemable non-controlling interests	35,347	75,628	(40,281)	(53)%
Net income attributable to CompoSecure, Inc	$8,100	$11,938	$(3,838)	(32)%

	Six Months Ended June 30,
	2023	2022
Gross Margin	55%	59%
Operating margin	31%	36%
Net Sales

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$151,656	$132,493	$19,163	14%
International	42,187	48,889	(6,702)	(14)%
Total	$193,843	$181,382	$12,461	7%
The Company’s net sales for the six months ended June 30, 2023 increased $12.5 million, or 7%, to $193.8 million compared to $181.4 million for the six months ended June 30, 2022. The increase was primarily driven by continued domestic growth in the Company’s premium payment card business, which was up 14%. This was partially offset by lower international sales, which is a more variable market due to customer mix and a smaller sales base. International sales remained in-line with the Company’s targeted revenue mix of approximately 20%.
Domestic: The Company’s domestic net sales for the six months ended June 30, 2023 increased $19.2 million, or 14%, to $151.7 million compared to $132.5 million for the six months ended June 30, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.
International: The Company’s international net sales for the six months ended June 30, 2023 decreased $6.7 million, or 14%, to $42.2 million compared to $48.9 million for the six months ended June 30, 2022. This decrease was primarily due to current global economic conditions and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 22% and 27% of the Company's total net sales for the six months ended June 30, 2023 and 2022, respectively.
Gross Profit and Gross Margin
The Company’s gross profit for the six months ended June 30, 2023 decreased $0.3 million to $107.3 million compared to $107.6 million for the six months ended June 30, 2022. The gross profit margin percentage decreased from 59% to 55%. The decrease in the gross margin percentage for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was due to increased material costs resulting from inflationary pressures and product mix.
Operating Expenses
The Company’s operating expenses for the six months ended June 30, 2023 increased $4.3 million compared to the six months ended June 30, 2022. This increase was driven primarily by salaries, commissions and employee benefits of $5.8 million and an increase in stock based compensation of $4.4 million. This increase was partially offset by a decrease in marketing expenses of $2.5 million, insurance expenses of $1.9 million, professional fees of $0.3 million, and an overall decrease in utilities, supplies and various other costs of $1.2 million.
Income from Operations and Operating Margin
During the six months ended June 30, 2023, the Company had income from operations of $59.8 million compared to income from operations of $64.4 million for the six months ended June 30, 2022. The operating margins for the six months ended June 30, 2023 decreased to 31% compared to 36% for the six months ended June 30, 2022. The decrease in operating margin percentage was primarily due to the noted increases in operating expenses.
Other Income (Expenses) (net)
Interest expense for the six months ended June 30, 2023 increased $1.8 million, or 17%, to $12.3 million compared to $10.5 million for the six months ended June 30, 2022. There was an overall increase in other expenses due to the reduction in favorable changes to the fair value of mark-to-market instruments compared to June 30, 2022. The decrease in favorable changes in the fair value of mark-to-market instruments were primarily due to the increase in the price of the Company's Class A common stock compared to June 30, 2022. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the six months ended June 30, 2023 was $43.4 million, compared to net income of $87.6 million for the six months ended June 30, 2022. The decrease was driven primarily by a reduction in favorable changes in the fair value of warrant liabilities, earnout consideration liability and derivative liability.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$32,710	$60,658	$43,447	$87,566
Add (less):
Depreciation and amortization	2,131	2,217	4,171	4,567
Interest expense, net (1)	5,849	5,547	12,345	10,513
Income tax expense (benefit)	970	2,802	(293)	3,345
EBITDA	$41,660	$71,224	$59,670	$105,991
Stock-based compensation expense	4,393	3,014	8,415	4,020
Mark-to-market adjustments, net (2)	(9,180)	(34,586)	4,260	(37,021)
Adjusted EBITDA	$36,873	$39,652	$72,345	$72,990
(1)Includes amortization of deferred financing cost for the three and six months ended June 30, 2023 and 2022, respectively.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and six months ended June 30, 2023 and 2022, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands) except per share amounts
Basic and Diluted:
Net Income	$32,710	$60,658	$43,447	$87,566
Add (less): provision (benefit) for income taxes	970	2,802	(293)	3,345
Income before Income taxes	33,680	63,460	43,154	90,911
Income tax expense (1)	(6,190)	(6,745)	(11,771)	(12,166)
Adjusted net income before adjustments	27,490	56,715	31,383	78,745
(Less) add: mark-to-market adjustments (2)	(8,985)	(34,399)	3,747	(37,082)
Add: stock-based compensation	4,393	3,014	8,415	4,020
Adjusted net income	$22,898	$25,330	$43,545	$45,683
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	78,496	76,039	78,046	76,105
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	8,094	8,094	8,094	8,094
Equity awards	3,991	4,312	4,068	4,349
Total Shares outstanding used in computing net income per share - diluted	90,581	88,445	90,208	88,548

Adjusted net income per share -basic	$0.29	$0.33	$0.56	$0.60
Adjusted net income per share -diluted	$0.25	$0.29	$0.48	$0.52

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

As of June 30, 2023, the Company had cash and cash equivalents of $22.6 million and debt principal outstanding of $358.1 million. As of December 31, 2022, the Company had cash and cash equivalents of $13.6 million and total debt principal outstanding of $363.1 million.
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

At June 30, 2023, there was $228.1 million of total debt outstanding under the Company’s existing credit facilities (the “2021 Credit Facility”). The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of June 30, 2023. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of June 30, 2023, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of June 30, 2023, the effective interest rate on the Company’s 2021 Credit Facility was 7.99%.
The Company further amended its 2021 Credit Facility in May 2023 and accounted for the amendment as a modification. Pursuant to the amendment, approximately $0.3 million of additional costs incurred in connection with the modification were capitalized as debt issuance costs. In connection with the amendment, two of the lenders in the original credit facility did not continue their participation in the credit facility. Accordingly, the debt issuance cost related to these two lenders were written off by the Company.

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of June 30, 2023. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.

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
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the six months ended June 30, 2023 was $53.0 million compared to cash provided by operating activities of $51.4 million during the six months ended June 30, 2022. The increase in cash provided by operating activities of $1.6 million was primarily attributable to net income of $43.4 million, the unfavorable mark to market fair value net changes of $4.3 million, equity compensation expense of $8.4 million, depreciation and amortization expense of $4.2 million, and amortization of deferred financing costs of $0.7 million. This was partially offset by changes in working capital of $6.2 million and deferred tax benefit of $1.7 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the six months ended June 30, 2023 was $5.7 million, primarily relating to capital expenditures, compared to cash used in investing activities for the six months ended June 30 , 2022 of $3.5 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the six months ended June 30, 2023 was $38.3 million compared to cash used in the Company's financing activities for the six months ended June 30, 2022 of $56.4 million. Cash used in financing activities for the six months ended June 30, 2023 primarily related to distributions to non-controlling interest holders of $29.0 million, repayment of scheduled principal payments of term loan of $5.0 million, payment of $2.2 million related to the tax receivable liability and payments for taxes related to net share settlement of equity awards of $2.5 million. This was partially offset by proceeds of $0.4 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions. Cash used in financing activities for the six months ended June 30, 2022, primarily related to payment of issuance costs related to the Business Combination, repayment of scheduled term loan principal payments and distributions to non-controlling interest, partially offset by cash drawn under the 2021 Credit Facility of $10.0 million.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of June 30, 2023, the Company had inventory-related purchase commitments totaling approximately $41.1 million.
Financing
The Company is a party to the 2021 Credit Facility with various banks and has issued Exchangeable Notes to certain holders. For a more complete description of the Company's debt obligations, see Note 5 of Notes to Consolidated Financial Statements in the Consolidated Financial Statements of the Company in this Quarterly Report on Form 10-Q.
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of June 30, 2023, CompoSecure had $228.1 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt, and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2023, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of June 30, 2023, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
January 5, 2022 through December 5, 2023	$125,000	1.06%
December 5, 2023 through December 22, 2025	$125,000	1.90%
Under the terms of the interest rate swap agreement, the Company receives payments based on the greater of 1-month SOFR rate, as amended in February 2023, or a minimum of 1.00%. On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin. The existing swap converted to SOFR from LIBOR at the same time as the 2021 Credit Facility.
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8.3 million at June 30, 2023. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of August 14, 2023, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
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

Regulatory uncertainty surrounding the digital asset environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions. Regulatory authorities, including the U.S. government may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry. Ongoing and future regulatory actions may impact our ability to develop and offer products involving the use of digital assets, including the Arculus Cold Storage Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”), in a 2019 letter, made clear its view that digital assets generally are commodities, and as such, even spot trades in digital assets generally are subject to the CFTC’s antifraud authority. Nevertheless, digital assets that are commodities also may be deemed by the Securities and Exchange Commission (“SEC”) to constitute securities, or may have been offered or sold in transactions that the SEC deems to be investment contracts and, therefore, securities. In the U.S., regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While key members of the SEC staff have stated that the digital asset with the largest market capitalization, bitcoin (“BTC”), the native digital asset of the bitcoin blockchain, is not a security, there has been no definitive determination by the SEC or a court concerning whether the digital asset with the second largest market capitalization, ether (“ETH”), the native digital asset of the ethereum blockchain, constitutes a security or was offered or sold pursuant to investment contracts. Notably, however, in March 2023, the New York State Attorney General’s Office (“NYAG”) filed a lawsuit against crypto trading platform KuCoin for “failing to register as a securities and commodities broker-dealer and falsely representing itself as an exchange. In its complaint, the NYAG alleged that the ETH traded on the KuCoin platform constituted a security. Additionally, derivatives relating to these digital assets, digital assets that represent certain derivatives, and certain leveraged, financed and margined transactions in digital assets, may be subject to substantive regulation by the CFTC and/or SEC, in addition to certain state and non-U.S. regulators.

The SEC staff have asserted, however, that certain other digital assets, such as XRP, are securities and, therefore, subject to the SEC’s jurisdiction. While a court (in the case of SEC v. Ripple involving the XRP digital asset) recently made certain rulings as a matter of law, it did not resolve the legal uncertainty concerning the U.S. securities law treatment of digital assets. Among other things, the ruling was limited to questions involving primary sales, and not secondary sales, of XRP. In addition, the ruling was the decision of a single U.S. federal district court and other courts, whether in the same district or in another jurisdiction, are not required to follow such decision. In addition, the court's ruling in the Ripple care was limited to questions involving primary sales, and not secondary sales, of XRP. The SEC still may appeal the ruling in the Ripple case, in which case a final determination could take years.

In addition to enforcement actions against digital asset issuers, the SEC recently also has initiated lawsuits against multiple digital asset trading platforms (including Coinbase and Binance), alleging, among other things, that such platforms operate as unregistered exchanges with respect to alleged digital asset securities. It is unclear how the courts in these cases will rule, and the related litigation could be ongoing for years. In addition, other high-profile regulatory enforcement actions, including against FTX and certain of its principals, remain ongoing.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including two which focus on digital asset market structure. Both bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure. At this time, it is unclear whether either bill ultimately will become law. More broadly, it is unclear whether any other digital asset-related bill that has been introduced will become law this term or in the future.

In sum, these U.S. regulators, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. We support purchase and swap transactions in the Arculus Cold Storage Wallet for certain digital assets. If any such digital assets are subsequently determined to be securities or transactions in such digital securities are found to be constitute offers or sales of securities, it is possible that we could be viewed as inadvertently acting without required registration or licensing, whether as an unlicensed broker-dealer or otherwise, which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission or other damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

Further, the determination of whether a particular digital asset is a “security” or whether a transaction in such digital asset is an offer or sale of a security, as well as other regulatory or tax treatment of digital assets, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes. If we are unable to properly characterize a digital asset or a transaction in such digital asset or assess our tax or other regulatory treatment, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

In order to determine whether a particular digital asset is a security, or whether transactions in that particular digital asset is an offer or sale of a security, prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, we rely upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology we have used, and expect to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence, or offer or sale, of a security.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets, (whether or not such digital assets may be classified as securities, or transactions in such digital assets may be classified as offers or sales of securities), our business may be subject to additional risk because digital assets generally are subject to heightened regulatory scrutiny including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are determined to be securities, or transactions that are determined to be offers or sales of securities, or we are deemed to have violated other regulatory requirements, whether under any of the laws of the U.S. or another jurisdiction and whether such determinations are made in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, we may remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are determined to be securities or transactions in those digital assets are determined to be offers or sales of securities, or we otherwise determine that there is a material risk that such digital assets are likely to be deemed securities, all of which could hurt our business. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate trading by Arculus customers in certain digital assets, where such digital assets are determined to be securities or transactions in those digital assets are determined to be offers or sales of securities, and we may be unsuccessful in efforts to establish such a third-party partnership.

In addition, we do not currently intend to effect or otherwise facilitate trading in digital assets which are securities, or any transactions that are offers or sales of securities, by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer, investment adviser, or other similar registered or licensed party. Although we are establishing policies and procedures to ensure that our Arculus business activities do not result in us inadvertently transacting in or facilitating transactions in digital asset securities, to avoid acting as an unregistered broker-dealer, investment adviser, or another role which would require similar registration or licensing, there can be no assurance that such policies and procedures will be effective. If, for example, we were to be accused by a relevant regulatory agency as having inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets which are securities or transactions that constitute the offer or sale of securities, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either (i) the digital asset at issue is determined by the SEC or a judicial ruling to not be a security or transactions in such digital asset are determined by the SEC or a judicial ruling not to constitute an offer or sale of a security, or (ii) our activities otherwise are determined by the SEC or a judicial ruling not to require registration as a broker-dealer, or (iii) we partner with a third-party registered broker-dealer or investment adviser, or (iv) we acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any or all of the foregoing we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer, investment adviser, or another role that would require similar licensing or registration, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus business operations and/or rescission or other damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital assets in the United States ,where such digital assets are securities or transactions in those digital assets constitute offers or sales of securities, generally is subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for certain digital assets if such digital assets are securities or transactions in such digital assets constitute offers or sales of securities. In addition, if we are found to be operating an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. While we do not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access. Notably, in September 2022, the SEC proposed a rule change that would expand the definition of “exchange” and, in April, 2023, following the submission of numerous comment letters concerning the proposed rule change, the SEC reopened the release and comment period for such proposed amendment. In the reopening release, unlike the initial proposal, which did not discuss applicability to digital assets, the SEC expressly confirmed that such proposed rule was intended, among other things, to address transactions in digital assets, including so-called “DeFi” systems. While it is not yet clear whether or in what form such proposed rule change may be adopted, it is possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively impact our business, operating results, and financial condition.

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

Our long-lived assets recorded as of June 30, 2023 were $32.6 million, representing approximately 17% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $24.2 million, as our operations require significant investments in machinery and equipment.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.07 per share based on the closing price on August 8, 2023. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

At August 8, 2023, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 44% and 27%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended June 30, 2023, no Class B Units were tendered to the Company for exchange into shares of Class A Common Stock.
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

CompoSecure, Inc.

Date: August 14, 2023                        By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023                        By: /s/ Timothy Fitzsimmons
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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023 and June 30, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2023 and June 30, 2022 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and June 30, 2022, as well as the year ended December 31, 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and June 30, 2022, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.