Form 10-Q
period 2023-09-30
CompoSecure, Inc.
filed 2023-11-13
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2023, there were 19,356,819 shares of the registrant's Class A common stock outstanding and 59,958,422 shares of the registrant's Class B common stock outstanding.

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

•the possibility that the Company may be adversely impacted by other global economic, business, and/or competitive factors;

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	September 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,817	$13,642
Accounts receivable, net	48,533	37,272
Inventories	51,988	42,374
Prepaid expenses and other current assets	3,911	3,824
Total current assets	128,249	97,112

Property and equipment, net	23,076	22,655
Right of use assets operating, net	7,950	8,932
Deferred tax asset	27,693	25,569
Derivative asset - interest rate swap	8,055	8,651
Deposits and other assets	24	24
Total assets	$195,047	$162,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$10,333	$14,372
Current portion of lease liabilities, operating	1,910	1,846
Current portion of tax receivable agreement liability	1,668	2,367
Accounts payable	14,065	7,127
Accrued expenses	14,218	10,154
Commission payable	3,847	3,317
Bonus payable	6,828	8,177
Total current liabilities	52,869	47,360

Long-term debt, net of deferred finance costs	202,839	216,276
Convertible notes, net	127,708	127,348
Derivative liability - convertible notes redemption make-whole provision	650	285
Warrant liability	14,570	16,341
Lease liabilities, operating	6,751	7,766
Tax receivable agreement liability	23,953	24,475
Earnout consideration liability	4,550	15,090
Total liabilities	433,890	454,941

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	596,587	600,234

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 19,293,287 and 16,446,748 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	2	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 59,958,422 and 60,325,057 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	34,765	24,107
Accumulated other comprehensive income	7,646	8,283
Accumulated deficit	(877,849)	(924,630)
Total stockholders' deficit	(835,430)	(892,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$195,047	$162,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$96,886	$103,305	$290,729	$284,687
Cost of sales	47,990	41,547	134,542	115,318
Gross profit	48,896	61,758	156,187	169,369
Operating expenses:
Selling, general and administrative expenses	20,095	36,116	67,627	79,325
Income from operations	28,801	25,642	88,560	90,044

Other income (expense):
Revaluation of earnout consideration liability	6,319	2,636	10,540	21,676
Revaluation of warrant liability	9,739	(1,678)	1,771	16,363
Change in fair value of derivative liability - convertible notes redemption make-whole provision	149	246	(364)	185
Interest expense, net	(5,696)	(5,299)	(17,067)	(14,537)
Amortization of deferred financing costs	(314)	(551)	(1,288)	(1,825)
Other income	—	1,291	—	1,291
Total other income (expense), net	10,197	(3,355)	(6,408)	23,153
Income before income taxes	38,998	22,287	82,152	113,197
Income tax expense	(949)	(393)	(656)	(3,738)
Net income	$38,049	$21,894	$81,496	$109,459

Net income attributable to redeemable non-controlling interests	$30,574	$19,077	$65,653	$93,973
Net income attributable to CompoSecure, Inc.	$7,475	$2,817	$15,843	$15,486

Net income per share attributable to Class A common stockholders - basic	$0.39	$0.18	$0.86	$1.02
Net income per share attributable to Class A common stockholders - diluted	$0.34	$0.18	$0.75	$0.94

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	19,075	15,433	18,420	15,141
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	35,765	19,662	35,362	32,815

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$38,049	$21,894	$81,496	$109,459
Other comprehensive (loss) income, net:
Unrealized (loss) gain on derivative - interest rate swap, (net of tax)	(264)	3,642	(637)	8,999
Total other comprehensive (loss) income, net	(264)	3,642	(637)	8,999
Comprehensive income	$37,785	$25,536	$80,859	$118,458
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
($ in thousands, except share data)

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

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data) - continued

Balance as of June 30, 2023	18,692,106	$2	59,958,422	$6	$30,137	$7,910	$(906,544)	$(868,489)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(9,354)	(9,354)	—
Stock-based compensation	—	—	—	—	4,637	—	—	4,637	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	635	—	—	635	—
Net income	—	—	—	—	—	—	7,475	7,475	30,574
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and employee stock purchase plan transactions	601,181	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(643)	—	—	(643)	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(264)	—	(264)	—
Tax receivable agreement liability	—	—	—	—	(1)	—	—	(1)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	30,574	30,574	(30,574)
Balance as of September 30, 2023	19,293,287	$2	59,958,422	$6	$34,765	$7,646	$(877,849)	$(835,430)	$596,587
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
(in thousands, except share data) - continued

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Issuance costs related to Business combination	—	—	—	—	(726)	—	—	(726)	—
Stock-based compensation	—	—	—	—	1,006	—	—	1,006	—
Net income	—	—	—	—	—	—	3,394	3,394	23,514
Class A common stock issued pursuant to equity awards	25,000	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	3,869	—	3,869	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	23,514	23,514	(23,514)
Balance as of March 31, 2022	14,954,982	$1	61,136,800	$6	$12,541	$3,869	$(1,001,321)	$(984,904)	$608,311
Distributions	—	—	—	—	—	—	(20,650)	(20,650)	—
Stock-based compensation	—	—	—	—	3,014	—	—	3,014	—
Net income	—	—	—	—	—	—	8,474	8,474	52,184
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes	13,550	—	—	—	—	—	—	—	—
Class A common stock issued pursuant to Class B common stock exchanges	150,000	1	(150,000)	—	—	—	—	1	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	1,488	—	1,488	—
Tax receivable agreement liability	—	—	—	—	2,055	—	—	2,055	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	53,677	53,677	(53,677)
Balance as of June 30, 2022	15,118,532	$2	60,986,800	$6	$17,610	$5,357	$(959,820)	$(936,845)	$606,818
Distributions	—	—	—	—	—	—	(14,895)	(14,895)	—
Stock-based compensation	—	—	—	—	3,715	—		3,715	—
Proceeds from exercise of options					2			2
Net income	—	—	—	—	—	—	2,817	2,817	19,077
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes	239,003	—	—	—	—	—	—	—	—
Class A common stock issued pursuant to Class B common stock exchanges	400,000	—	(400,000)	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	3,642	—	3,642	—
Tax receivable agreement liability	—	—	—	—	(272)	—	—	(272.00)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	23,055	23,055	(23,055)
Balance as of September 30, 2022	15,757,535	$2	60,586,800	$6	$21,055	$8,999	$(948,843)	$(918,781)	$602,840
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$81,496	$109,459
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	6,249	6,577
Stock-based compensation expense	13,052	7,736
Amortization of deferred finance costs	1,262	1,798
Change in fair value of earnout consideration liability	(10,540)	(21,676)
Revaluation of warrant liability	(1,771)	(16,363)
Change in fair value of derivative liability	364	(185)
Deferred tax (benefit) expense	(1,485)	3,191
Changes in assets and liabilities
Accounts receivable	(11,261)	(17,871)
Inventories	(9,614)	(13,322)
Prepaid expenses and other assets	(87)	(225)
Deposits and other assets	—	(14)
Accounts payable	6,938	5,568
Accrued expenses	4,065	1,403
Other liabilities	(789)	15,885
Net cash provided by operating activities	77,879	81,961

Cash flows from investing activities:
Purchase of property and equipment	(6,669)	(7,221)
Net cash used in investing activities	(6,669)	(7,221)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercises of equity awards	1,024	2
Payments for taxes related to net share settlement of equity awards	(3,126)	—
Payment of line of credit	—	(5,000)
Payment of Tax receivable agreement liability	(2,193)	—
Payment of term loan	(18,122)	(16,878)
Deferred finance costs related to debt modification	(256)	—
Distributions to non-controlling interest	(38,362)	(35,545)
Payment of issuance costs related to business combination	—	(23,833)
Net cash used in financing activities	(61,035)	(81,254)

Net increase (decrease) in cash and cash equivalents	10,175	(6,514)

Cash and cash equivalents, beginning of period	13,642	21,944

Cash and cash equivalents, end of period	$23,817	$15,430

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$18,296	$14,937
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$8,055	$9,392
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
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months and nine months period ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of September 30, 2023 or December 31, 2022.
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
3. INVENTORIES
The major classes of inventories were as follows:

	September 30, 2023	December 31, 2022
Raw materials	$49,771	$43,313
Work in process	4,811	2,892
Finished goods	454	450
Inventory reserve	(3,048)	(4,281)
	$51,988	$42,374

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	September 30, 2023	December 31, 2022
Machinery and equipment	5 - 10 years	$70,071	$64,626
Furniture and fixtures	3 - 5 years	987	987
Computer equipment	3 - 5 years	927	927
Leasehold improvements	Shorter of lease term or estimated useful life	13,891	11,993
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,924
Construction in progress		3,472	4,145
Total		92,536	85,866
Less: Accumulated depreciation and amortization		(69,460)	(63,211)
Property and equipment, net		$23,076	$22,655
Depreciation and amortization expense on property and equipment was $2,078 and $2,010 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment was $6,249 and $6,577 for the nine months ended September 30, 2023 and 2022, respectively.
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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $650 at September 30, 2023 and $285 at December 31, 2022. The Company recorded a favorable change in fair value of $149 and $246 for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recorded an unfavorable change in fair value of $364 and a favorable change of $185 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended September 30, 2023 and September 30, 2022, the Company recognized $2,416 and $2,407 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. For the nine-months ended September 30, 2023 and September 30, 2022, the Company recognized $7,167 and $7,127 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes approximate the carrying value of the debt.

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
Term Loan
In November 2020, the Company's subsidiaries entered into a new agreement with a bank group arranged by JP Morgan Chase Bank ("JPMC") to refinance the then existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
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
The Company further amended its 2021 Credit Facility in May 2023. Pursuant to the amendment, approximately $257 of additional costs incurred in connection with the modification were capitalized as debt issuance costs. In connection with the amendment, two of the lenders in the original agreement did not participate in the amended debt agreement. As a result, the remaining debt issuance cost of approximately $589 related to these two lenders were written off by the Company recorded in amortization of deferred financing cost reflected in Statements of Operations.
Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% or for portions of the debt converted to Term Benchmark Loan, the quoted SOFR rate plus the applicable margin of 2.85%. At September 30, 2023 and 2022, the effective interest rate on the Revolver and Term Loan was 7.99% and 5.15% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60,000 Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $4,997 and $3,439 of interest expense related to the Revolver and the Term Loan for the quarter ended September 30, 2023 and 2022, respectively. The Company recognized $14,870 and $9,609 of interest expense related to the Revolver and the Term Loan for the nine months ended September 30, 2023 and 2022, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company made a prepayment of $8,417 related to the credit facilities in the nine-month period ended September 30, 2023. At September 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants. The fair value of the Company's debt approximates the carrying value for all periods presented.
As of September 30, 2023 and December 31, 2022, there were no balances outstanding on the Revolver. At September 30, 2023, there was $60,000 available for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	September 30, 2023			December 31, 2022
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$215,000	$130,000	$345,000	$233,122	$130,000	$363,122
Less: current portion of term loan (scheduled payments)	(10,333)	—	(10,333)	(14,372)	—	(14,372)
Less: net deferred financing costs	(1,828)	(2,292)	(4,120)	(2,474)	(2,652)	(5,126)
Total Long Term debt	$202,839	$127,708	$330,547	$216,276	$127,348	$343,624
Derivative liability - redemption with make-whole provision		$650			$285

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The maturity of all the borrowings facilities is as follows:

Remainder of 2023	$—
2024	15,000
2025	200,000
2026	130,000
Total debt	$345,000

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement in interest income reflected in statements of operations. At September 30, 2023, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8,055 and $8,651 at September 30, 2023 and December 31, 2022, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements. The interest rate swap converted to SOFR from LIBOR at the same time as the amendment of 2021 Credit Facility in February 2023.
6. EQUITY STRUCTURE
Shares Authorized

As of September 30, 2023, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of September 30, 2023, there were 19,293,287 shares of Class A Common Stock issued and outstanding, 59,958,422 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.
Issuance of Common Stock
In the quarter ended September 30, 2023, the Company issued 601,181 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), and exercises of stock options, as well as employee stock purchase plan transactions ("ESPP") during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

In the nine month period ended September 30, 2023, the Company issued 2,479,904 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), and exercises of stock options, as well as ESPP transactions during the nine month period. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes. Additionally, certain holders of the shares of Class B common stock exchanged an aggregate of 366,635 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B common stock) in exchange for 366,635 shares of Class A common stock. Upon the exchange, the exchanged shares of Class B common stock and the corresponding number of shares of Class B units were canceled.
Warrants

As of September 30, 2023, the Company had 300,000 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment,

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price. As of September 30, 2023, the holder of private warrants had sold an aggregate of 10,537,400 private warrants in open market transactions resulting in such private warrants becoming public warrants.

As of September 30, 2023, the Company had 22,115,389 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of September 30, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 on September 30, 2023. The redemption value was calculated by multiplying the 59,958,422 Class B Units outstanding at September 30, 2023 by the $9.95 trading price of our Class A common stock on December 27, 2021.
7. STOCK-BASED COMPENSATION

The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock option expense	$33	$273	$269	$956
Restricted stock unit expense	3,875	3,442	10,880	6,741
Performance stock unit expense	698	—	1,796	—
Employee stock purchase plan	31	—	107	—
Incentive units	—	—	—	39
Total stock-based compensation expense	$4,637	$3,715	$13,052	$7,736

The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the nine month period ended September 30, 2023:
Stock Option Activity

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	4,765,545	$1.44	4.8	$16,939
Granted	—	—
Exercised	(1,395,562)	$0.40	1.6	$9,020
Outstanding at September 30, 2023	3,369,983	$1.77	4.4	$15,495
Vested and expected to vest at September 30, 2023	3,369,983	$1.77	6.3	$15,495
Exercisable at September 30, 2023	3,345,417	$1.72	3.0	$15,493
Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	5,497,066
Granted	1,649,498
Vested	(1,567,217)
Forfeited	(120,150)
Nonvested at September 30, 2023	5,459,197
Performance Stock Unit Activity

Number of Shares
Outstanding at January 1, 2023	449,380
Granted	658,156
Vested	—
Nonvested at September 30, 2023	1,107,536
Earnouts

Number of Shares
Outstanding at January 1, 2023	657,160
Granted	—
Vested	—
Nonvested at September 30, 2023	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock and such shares of converted class B common stock outstanding were 1,236,027 as of September 30, 2023.
Unrecognized compensation cost for unvested stock options, restricted stock awards and performance stock units as of September 30, 2023 totaled $33,710, and is expected to be recognized over a weighted average period of approximately 2.1 years. No unrecognized compensation expense remained for the incentive units as of September 30, 2023.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
8. RETIREMENT PLANS
Defined Contribution Plan

The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended September 30, 2023 and 2022 was approximately $405 and $319, respectively. Retirement plan expense for the nine months ended September 30, 2023 and 2022 was approximately $1,326 and $1,156, respectively.
Deferred Compensation Plan
The Company had a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% of the year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The total liability was $0 and $242 at September 30, 2023 and December 31, 2022, respectively and was recorded in other liabilities on the balance sheet. The plan was terminated during the year ended December 31, 2021 and the remaining liability was paid in the nine months ended September 30, 2023.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$8,055	$—	$8,055
Liabilities Carried at Fair Value:
Public warrants	$14,375	$—	$—	$14,375
Private warrants	—	—	195	195
Earnout consideration	—	—	4,550	4,550
Derivative liability - redemption with make-whole provision	—	—	650	650
December 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$8,651	$—	$8,651
Liabilities Carried at Fair Value:
Public warrants	$8,105	$—	$—	$8,105
Private warrants	—	—	8,236	8,236
Earnout consideration	—	—	15,090	15,090
Derivative liability - redemption with make-whole provision	—	—	285	285

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

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities were remeasured at September 30, 2023, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2022	$16,341
Change in estimated fair value	(1,771)
Estimated fair value at September 30, 2023	$14,570

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

Earnout Consideration Liability
Estimated fair value at December 31, 2022	$15,090
Change in estimated fair value	(10,540)
Estimated fair value at September 30, 2023	$4,550

The following assumptions were used to determine the fair value of the Earnout considerations as of September 30, 2023:

September 30, 2023
Common stock market value	$6.45
Risk-free interest rate	4.97% - 5.36%
Expected volatility	40.0% - 45.0%
Expected dividends	0%
Expected term (years)	1.2-2.2 years

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

10. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales by region:
Domestic	$84,277	$83,842	235,933	216,335
International	12,609	19,463	54,796	68,352
Total	$96,886	$103,305	$290,729	$284,687
The Company’s principal direct customers as of September 30, 2023 consist primarily of leading international, foreign and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada,

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 84.6% combined, of total revenue for the three months ended September 30, 2023. Three customers individually accounted for more than 10% of the Company’s revenue or 76.4%, combined, of total revenue for the three months ended September 30, 2022. Three customers individually accounted for more than 10% of the Company’s revenue or 79.1%, combined, of total revenue for the nine months ended September 30, 2023. Three customers individually accounted for more than 10% of the Company’s revenue or 76.8%, combined, of total revenue for the nine months ended September 30, 2022. Two customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 73% and two customers individually accounted for more than 10% or approximately 63% of total accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
One individual vendor accounted for more than 10% of purchases of supplies, or approximately 15% of total purchases, for the nine months ended September 30, 2023. One individual vendor accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2022.

11. INCOME TAXES

The Company recorded income tax provisions of $949 and $393 for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recorded income tax provisions of $656 and $3,738 for the nine months ended September 30, 2023 and September 30, 2022.

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

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 1.48% and 1.76% for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company's interim effective tax rate, inclusive of any discrete items, was 0.80% and 3.30% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

12. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months ended September 30, 2023 and September 30, 2022, respectively. Shares of Class B common stock do not participate in the Company's income or loss and are, therefore, not participating securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted:
Net income	$38,049	$21,894	$81,496	$109,459
Less: Net income attributable to non-controlling interest	(30,574)	(19,077)	(65,653)	(93,973)
Net income attributable to Class A Common Stockholders - basic	$7,475	$2,817	$15,843	$15,486
Plus: adjustment to net income due to net effect of equity awards and exchangeable notes.	4,810	733	10,705	15,446
Net income attributable to Class A Common Stockholders after adjustment	$12,285	$3,550	$26,548	$30,932
Weighted average common shares outstanding used in computing net income per share - basic	19,074,679	15,433,438	18,420,069	15,141,169
Plus: net effect of dilutive equity awards and exchangeable notes - diluted	16,689,975	4,228,622	16,941,990	17,673,514
Weighted average common shares outstanding used in computing net income per share - diluted	35,764,654	19,662,060	35,362,059	32,814,683
Net income per share—basic	$0.39	$0.18	$0.86	$1.02
Net income per share—diluted	$0.34	$0.18	$0.75	$0.94
Basic earnings per share for the three months ended September 30, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $7,475 divided by 19,074,679 of weighted average Class A common shares outstanding at September 30, 2023. Diluted earnings per share for the three months ended September 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $12,285 divided by 35,764,654 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at September 30, 2023.
Basic earnings per share for the three months ended September 30, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $2,817 divided by 15,433,438 of weighted average Class A common shares outstanding at September 30, 2022. Diluted earnings per share for the three months ended September 30, 2022 was calculated by dividing net income adjusted for the net effect of dilutive equity awards of $3,550, divided by 19,662,060 of weighted average common shares after adjusting for the net effect of dilutive equity awards outstanding at September 30, 2022.

Basic earnings per share for the nine months ended September 30, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $15,843 divided by 18,420,069 of weighted average Class A common shares outstanding at September 30,2023. Diluted earnings per share for the nine months ended September 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $26,548, divided by 35,362,059 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at September 30, 2023.

Basic earnings per share for the nine months ended September 30, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $15,486 divided by 15,141,169 of weighted average Class A common shares outstanding at September 30, 2022. Diluted earnings per share for the nine months ended September 30, 2022 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $30,932, divided by 32,814,683 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at September 30, 2022.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive securities:
Warrants	22,415,400	22,415,400	22,415,400	22,415,400
Class B common units	59,958,422	60,986,800	59,958,422	60,986,800
Exchangeable notes	—	12,999.978	—	—
Earnout consideration shares	7,500,000	7,500,000	7,500,000	7,500,000
Equity awards	174,091	3,753,590	2,654,012	3,453,590
13. COMMITMENTS AND CONTINGENCIES
Operating Leases

Future minimum commitments under all non-cancelable operating leases are as follows:

2023 (excluding the nine months ended September 30, 2023)	$552
2024	2,245
2025	2,319
2026	2,083
2027	912
Later years	1,205
Total lease payments	9,316
Less: Imputed interest	(655)
Present value of lease liabilities	$8,661

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

As of September 30, 2023, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

2023 (excluding the nine months ended September 30, 2023)	$174
2024	1,494
2025	1,484
2026	1,513
2027	1,544
Later years	19,412
Total payments	$25,621

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
14. RELATED PARTY TRANSACTIONS

In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who was then a member of Holdings' Board of Managers. The individual was a Class B stockholder of the Company at December 31, 2022 and during the nine month period ended September 30, 2023, however, was no longer a stockholder at September 30, 2023. Expenses relating to this sales representation agreement for the three months ended September 30, 2023 and 2022 amounted to $2,414 and $13,356, respectively, and amounted to $9,876 and $19,435, for the nine months ended September 30, 2023 and 2022, respectively. The expenses are recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of September 30, 2023 and December 31, 2022 related to this agreement were $3,847 and $3,317.

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 13. The Company is obligated to make certain payments under the tax receivable agreement to certain historical holders of units in Holdings. The Company made a total payment of $2,193 related to the tax receivable agreement liability in the quarter ended September 30, 2023.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the quarter ended September 30, 2023, Holdings distributed a total of $12,355 of tax distributions to its members, of which $3,001 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $9,354. For the nine month ended September 30, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38,362.

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
Overview

The Company creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

Economic Conditions - Globally and in the Digital Asset Marketplace

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, the evolving conflict in Israel, Gaza and the surrounding areas, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

Results of Operations

Three months ended September 30, 2023 vs three months ended September 30, 2022
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$96,886	$103,305	$(6,419)	-6%
Cost of sales	47,990	41,547	6,443	16%
Gross profit	48,896	61,758	(12,862)	(21)%
Operating expenses
Selling, general and administrative expenses	20,095	36,116	(16,021)	(44)%
Income from operations	28,801	25,642	3,159	12%
Other income (expense), net	10,197	(3,355)	13,552	(404)%
Income before income taxes	38,998	22,287	16,711	75%
Income tax expense	(949)	(393)	(556)	141%
Net income	38,049	21,894	16,155	74%
Net income attributable to redeemable non-controlling interests	30,574	19,077	11,497	60%
Net income attributable to CompoSecure, Inc	$7,475	$2,817	$4,658	165%

	Three Months Ended September 30,
	2023	2022
Gross Margin	50.5%	59.8%
Operating margin	29.7%	24.8%
Net Sales

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$84,277	$83,842	$435	1%
International	12,609	19,463	(6,854)	(35)%
Total	$96,886	$103,305	$(6,419)	-6%
The Company’s net sales for the quarter ended September 30, 2023 decreased $6.4 million, or 6%, to $96.9 million compared to $103.3 million for the quarter ended September 30, 2022. The decrease was primarily due to lower international sales, which is a more variable market due to current global economic uncertainty, customer mix and a smaller sales base. Domestic sales remained strong and were up 1%.

Domestic: The Company’s domestic net sales for the quarter ended September 30, 2023 increased $0.4 million, or 1%, to $84.3 million compared to $83.8 million for the quarter ended September 30, 2022

International: The Company’s international net sales for the quarter ended September 30, 2023 decreased $6.9 million, or 35%, to $12.6 million compared to $19.5 million for the quarter ended September 30, 2022. International sales decreased primarily due to current global economic uncertainty and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 13% and 19% of the Company's total net sales for the quarter ended September 30, 2023 and 2022, respectively.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended September 30, 2023 decreased $12.9 million, or 21%, to $48.9 million compared to $61.8 million for the quarter ended September 30, 2022. The gross profit margin percentage decreased from 59.8% to 50.5%. The decrease was primarily due to lower production efficiencies from new and innovative card constructions, as well as an impact from inflationary pressure on wages and materials in the quarter ended September 30, 2023.
Operating Expenses

The Company’s prudent control on operating expenses led to a $16.0 million or 44% expense decrease in the quarter ended September 30, 2023. Total operating expenses for the quarter ended September 30, 2023 were $20.1 million compared to $36.1 million for the quarter ended September 30, 2022. The decrease was driven primarily by a decrease in bonus of $3.3 and commission of $10.9 million, reductions in marketing expenses of $1.8 million and insurance expenses of $1.0 million as well as an overall decrease in various other costs of $0.6 million. This was partially offset by increases in stock based compensation of $0.9 million and salaries and employee benefits of $0.7 million.
Income from Operations and Operating Margin
During the quarter ended September 30, 2023, the Company had income from operations of $28.8 million compared to income from operations of $25.6 million for the quarter ended September 30, 2022, primarily driven by reduction in operating expenses.
Other Income (Expenses) (net)
Interest expense for the quarter ended September 30, 2023 increased $0.1 million, or 2.7%, to $6.0 million compared to $5.9 million for the quarter ended September 30, 2022. The Company benefited from an interest rate swap that it entered into January 2022 by $1.3 million for the quarter ended September 30, 2023. There was an overall decrease in other expenses primarily due to the favorable changes in the fair value of warrant liability and earnout consideration liability in the quarter ended September 30, 2023. The increase in favorable changes to the fair value of financial instruments was due to reduction in liabilities for the financial instruments, primarily due to the lesser maturity remaining on these financial instruments compared to September 30, 2022 partially offset by the increase in the price of the Company's Class A common stock compared to September 30, 2022.
Net Income

Net income for the quarter ended September 30, 2023 was $38.0 million compared to net income of $21.9 million for the quarter ended September 30, 2022. The increase was driven by the favorable operating expenses, changes to the fair value of warrant liabilities, earnout consideration liability and derivative liability, offset by the gross profit decrease.

Nine months ended September 30, 2023 vs nine months ended September 30, 2022

The following table presents the Company’s results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$290,729	$284,687	$6,042	2%
Cost of sales	134,542	115,318	19,224	17%
Gross profit	156,187	169,369	(13,182)	-8%
Operating expenses
Selling, general and administrative expenses	67,627	79,325	$(11,698)	-15%
Income from operations	88,560	90,044	(1,484)	-2%
Other (expense) income, net	(6,408)	23,153	(29,561)	-128%
Income before income taxes	82,152	113,197	(31,045)	-27%
Income tax expense	(656)	$(3,738)	$3,082	-82%
Net income	81,496	109,459	(27,963)	-26%
Net income attributable to redeemable non-controlling interests	65,653	93,973	(28,320)	-30%
Net income attributable to CompoSecure, Inc	$15,843	$15,486	$357	2%

	Nine Months Ended September 30,
	2023	2022
Gross Margin	53.7%	59.5%
Operating margin	30.5%	31.6%
Net Sales

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$235,933	$216,335	$19,598	9%
International	54,796	68,352	(13,556)	(20)%
Total	$290,729	$284,687	$6,042	2%
The Company’s net sales for the nine months ended September 30, 2023 increased $6.0 million, or 2%, to $290.7 million compared to $284.7 million for the nine months ended September 30, 2022. The increase was primarily driven by continued domestic growth in the Company’s premium payment card business, which was up 9%. This was offset by lower international sales, which is a more variable market due to current global economic uncertainty, customer mix and a smaller sales base.
Domestic: The Company’s domestic net sales for the nine months ended September 30, 2023 increased $19.6 million, or 9%, to $235.9 million compared to $216.3 million for the nine months ended September 30, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continued to experience higher demand for their products.
International: The Company’s international net sales for the nine months ended September 30, 2023 decreased $13.6 million, or 20%, to $54.8 million compared to $68.4 million for the nine months ended September 30, 2022. This decrease was primarily due to current global economic uncertainty and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 19% and 24% of the Company's total net sales for the nine months ended September 30, 2023 and 2022, respectively.
Gross Profit and Gross Margin

The Company’s gross profit for the nine months ended September 30, 2023 decreased $13.2 million to $156.2 million compared to $169.4 million for the nine months ended September 30, 2022. The gross profit margin percentage decreased from 59.5% to 53.7%. The decrease in gross margin percentage was due to lower production efficiencies from new and innovative card constructions, as well as an impact from inflationary pressure on wages and materials in the nine months ended September 30, 2023.
Operating Expenses
The Company’s prudent control on operating expenses led to an $11.7 million or 15% expense decrease for the nine months ended September 30, 2023. Total operating expenses for the nine months ended September 30, 2023 were $67.6 million compared to $79.3 million for the nine months ended September 30, 2022. The decrease was driven primarily by a decrease in bonus of $1.5 million, commission of $9.6 million, reductions in marketing expenses of $4.5 million and insurance expenses of $2.9 million, as well as an overall decrease in various other costs of $1.3 million. This was partially offset by increases in stock based compensation of $5.3 million and salaries and employee benefits of $2.8 million.
Income from Operations and Operating Margin
During the nine months ended September 30, 2023, the Company had income from operations of $88.6 million compared to income from operations of $90.0 million for the nine months ended September 30, 2022. The operating margins for the nine months ended September 30, 2023 decreased to 30% compared to 32% for the nine months ended September 30, 2022. The decrease in operating margin percentage was primarily due to the decrease in gross profit margin for the nine months ended September 30, 2023, discussed earlier in this Form 10-Q
Other Income (Expenses) (net)
Interest expense for the nine months ended September 30, 2023 increased $2.0 million, or 12%, to $18.4 million compared to $16.4 million for the nine months ended September 30, 2022. The Company benefited from an interest rate swap that it entered into January 2022 by $3.6 million for the nine months ended September 30, 2023. There was an overall increase in other expenses due to the reduction in favorable changes to the fair value of mark-to-market instruments compared to September 30, 2022. The decrease in favorable changes in the fair value of mark-to-market instruments were primarily due to the increase in the price of the Company's Class A common stock compared to September 30, 2022. See Liquidity and Capital Resources below for more detail on the existing credit facility.
Net Income
Net income for the nine months ended September 30, 2023 was $81.5 million, compared to net income of $109.5 million for the nine months ended September 30, 2022. The decrease was driven primarily by a reduction in favorable changes in the fair value of warrant liabilities, earnout consideration liability and derivative liability.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$38,049	$21,894	$81,496	$109,459
Add:
Depreciation and amortization	2,078	2,010	6,249	6,577
Interest expense, net (1)	6,010	5,850	18,355	16,362
Income tax expense	949	393	656	3,738
EBITDA	$47,086	$30,147	$106,756	$136,136
Stock-based compensation expense	4,637	3,715	13,052	7,736
Mark-to-market adjustments, net (2)	(16,207)	(1,204)	(11,947)	(38,224)
Adjusted EBITDA	$35,516	$32,658	$107,861	$105,648

(1)Includes amortization of deferred financing cost for the three and nine months ended September 30, 2023 and 2022, respectively.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and nine months ended September 30, 2023 and 2022, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands) except per share amounts
Basic and Diluted:
Net Income	$38,049	$21,894	$81,496	$109,459
Add: provision for income taxes	949	393	656	3,738
Income before Income taxes	38,998	22,287	82,152	113,197
Income tax expense (1)	(5,868)	(5,266)	(17,639)	(17,432)
Adjusted net income before adjustments	33,130	17,021	64,513	95,765
Less: mark-to-market adjustments (2)	(16,058)	(957)	(12,311)	(38,040)
Add: stock-based compensation	4,637	3,715	13,052	7,736
Adjusted net income	$21,709	$19,779	$65,254	$65,461
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	79,033	76,020	78,378	75,728
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	8,094	8,094	8,094	8,094
Equity awards	3,690	4,229	3,942	4,674
Total Shares outstanding used in computing net income per share - diluted	90,817	88,343	90,414	88,496

Adjusted net income per share -basic	$0.27	$0.26	$0.83	$0.86
Adjusted net income per share -diluted	$0.24	$0.22	$0.72	$0.74

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
As of September 30, 2023, the Company had cash and cash equivalents of $23.8 million and debt principal outstanding of $345.0 million. As of December 31, 2022, the Company had cash and cash equivalents of $13.6 million and total debt principal outstanding of $363.1 million.
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

At September 30, 2023, there was $215.0 million of total debt outstanding under the Company’s existing credit facilities (the “2021 Credit Facility”). The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of September 30, 2023. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of September 30, 2023, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of September 30, 2023, the effective interest rate on the Company’s 2021 Credit Facility was 7.99%.
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

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of September 30, 2023. See Note 5 in Notes to Consolidated Financial Statements in this Form 10-Q.

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
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the nine months ended September 30, 2023 was $77.9 million compared to cash provided by operating activities of $82.0 million during the nine months ended September 30, 2022. The decrease in cash provided by operating activities of $4.1 million was primarily attributable to net income of $81.5 million, the favorable mark to market fair value net changes of $11.9 million, changes in working capital of $10.7 million, and deferred tax benefit of $1.5 million. This was partially offset by equity compensation expense of $13.1 million, depreciation and amortization expense of $6.2 million, and amortization of deferred financing costs of $1.3 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the nine months ended September 30, 2023 was $6.7 million, primarily relating to capital expenditures, compared to cash used in investing activities for the nine months ended September 30 , 2022 of $7.2 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the nine months ended September 30, 2023 was $61.0 million compared to cash used in the Company's financing activities for the nine months ended September 30, 2022 of $81.3 million. Cash used in financing activities for the nine months ended September 30, 2023 primarily related to distributions to non-controlling interest holders of $38.4 million, repayment of scheduled principal payments of term loan of $18.1 million, payment of $2.2 million related to the tax receivable liability, payments for taxes related to net share settlement of equity awards of $3.1 million and payment of $0.3 million for costs related to the 2021 term loan debt modification. This was partially offset by proceeds of $1.0 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions. Cash used in financing activities for the nine months ended September 30, 2022, primarily related to payment of issuance costs related to the Business Combination, repayment of scheduled term loan principal payments, repayment of cash withdrawn under the line of credit under the 2021 Credit Facility, and distributions to non-controlling interest.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of September 30, 2023, the Company had inventory-related purchase commitments totaling approximately $35.5 million.

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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of September 30, 2023, CompoSecure had $215.0 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt, and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2023, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of September 30, 2023, the Company had the following interest rate swap agreements (in thousands):

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
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $8.1 million at September 30, 2023. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of November 2, 2023, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
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

◦The debt outstanding under the Company's existing credit facility has a variable rate of interest that is currently based on LIBOR and will be converting to the Secured Overnight Financing Rate (“SOFR”) prior to the sunset deadline of September 30, 2023. These rates may have consequences that cannot be reasonably predicted and may increase the Company's cost of borrowing in the future.
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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine, the evolving conflict in Israel, Gaza and the surrounding areas, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Further, recent bank liquidity and financial stability concerns could adversely affect the banks in which we hold our cash and cash equivalents, which may subject our working capital to a risk of loss or to a delay in accessibility, or could result in broader bank regulatory changes that may cause financial institutions to change their lending behavior in a manner that could be adverse to us. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

The SEC staff have asserted, however, that certain other digital assets, such as XRP, are securities and, therefore, subject to the SEC’s jurisdiction. While a court (in the case of SEC v. Ripple involving the XRP digital asset) recently made certain rulings as a matter of law, it did not resolve the legal uncertainty concerning the U.S. securities law treatment of digital assets. Among other things, the ruling was limited to questions involving primary sales, and not secondary sales, of XRP. In addition, the ruling was the decision of a single U.S. federal district court and other courts, whether in the same district or in another jurisdiction, are not required to follow such decision, and, in fact, another judge in the same district, in the SEC v. Terraform Labs and Do Kwan case, expressly declined to follow the Ripple court’s reasoning. Although the SEC may appeal the court's rulings, any such appeal would have to wait until after the trial is completed (likely in mid-2024).

In August/September 2023, the SEC announced its first two enforcement actions against issuers of non-fungible tokens (“NFTs”), both of which were settlements. These actions could signal the SEC’s interest in regulating the broader NFT market, including NFT trading platforms, in the case of NFTs that the SEC determines are securities.

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

In addition to a continued focus on digital asset issuers and centralized digital asset trading platforms, regulators and private plaintiffs alike have initiated actions against decentralized finance (“DeFi”) projects and teams. The CFTC has announced a commitment to pursue DeFi protocols operating unregistered platforms that allow U.S. persons to trade digital asset derivatives. The SEC also appears focused on DeFi. In addition to the SEC’s proposed rule change that would expand the definition of “exchange” to potentially include certain DeFi-related activities, SEC staff served as lead drafter of the International Organization of Securities Commissions' (“IOSCO”) proposed recommendations concerning DeFi, which were released in September 2023. The IOSCO recommendations are expected to be finalized by the end of 2023 and, among other things, aim to reduce regulatory inconsistency, promote DeFi market integrity and identify persons to be held responsible for DeFi-related activities.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including some with a focus on digital asset market structure. While multiple bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure, at this time, it is unclear whether any such bill ultimately will become law.

In addition to U.S. federal securities law issues, certain U.S. regulators and legislators have signaled their heightened concerns about national security, and the importance of “know your customer,” anti-money laundering and counter financing of terrorism (“CFT”) checks and compliance. In 2022 and 2023, the U.S. Treasury’s Office of Foreign Asset Control (“OFAC”) sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations. On October 18, 2023, a bipartisan group of 105 U.S. legislators sent to the White House and the U.S. Treasury Department a letter expressing “grave concern” about the alleged use by certain terrorist groups of digital assets to fund their operations and evade U.S. sanctions.

Yet, at this time, it is unclear whether any digital asset-related bill that has been previously introduced, or that may be introduced, will become law this term or in the future.

In sum, these U.S. regulators, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. We support purchase and swap transactions in the Arculus Cold Storage Wallet for certain digital assets. If any such digital assets are subsequently determined to be securities or transactions in such digital securities are found to be offers or sales of securities, it is possible that we could be viewed as inadvertently acting without required registration or licensing, whether as an unlicensed broker-dealer or otherwise, which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission or other damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Our long-lived assets recorded as of September 30, 2023 were $31.0 million, representing approximately 16% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $23.1 million, as our operations require significant investments in machinery and equipment.

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

For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. We presently produce metal credit cards for a distributor that distributes such cards for resale by a Russian-based bank. While the existing sanctions do not currently prohibit the production and sale of our metal credit cards to this customer, additional sanctions may be imposed in the future that could prevent us from selling to this customer or other customers in the affected regions. Additionally, further escalation of geopolitical tensions, such as the evolving conflict in Israel, Gaza and the surrounding areas, could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues or increase our operating costs, adversely affecting our business, financial condition and operating results.

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

◦sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

◦general global economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The exercise price for our Public Warrants and Resale Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $5.97 per share based on the closing price on November 2, 2023. There can be no assurance that the Public Warrants and Resale Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants and Resale Warrants may expire worthless.

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

At November 2, 2023, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 44% and 27%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended September 30, 2023, no Class B Units were tendered to the Company for exchange into shares of Class A Common Stock.
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

CompoSecure, Inc.

Date: November 13, 2023                    By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023                    By: /s/ Timothy Fitzsimmons
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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022, as well as the year ended December 31, 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and September 30, 2022, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.