Form 10-K
period 2023-12-31
CompoSecure, Inc.
filed 2024-03-12
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐
As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting common stock outstanding, other than shares held by non-affiliates of the registrant at that date, computed by reference to the closing sales price for the common stock on June 30, 2023, as reported on the Nasdaq Global Market, was approximately $123.4 million (based on the closing sales price of the common stock on June 30, 2023 of $6.86).
As of March 4, 2024, there were approximately 20,574,924 shares of the registrant's Class A common stock outstanding and 59,958,422shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K and certain documents are incorporated by reference into Part IV.

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

Overview

Founded in 2000, the Company is a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company’s innovative metal payment card technology and Arculus security and authentication capabilities deliver unique, premium branded experiences, enable people to access and use their assets, protect their digital identities and ensure trust at the point of a transaction.

Mission and Values

The Company’s mission is to combine elegance, simplicity, and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s values are embodied in the following key concepts:

Key Product Overview

The Company led the creation and growth of the metal card form factor through its expertise in material science and has been at the forefront of emerging embedded payment card technology (e.g., the evolution of “tap to transact”). For more than two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key payment card industry innovations in materials science, metal form factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products has resulted in widespread adoption by major banks, financial institutions and fintech innovators to support their acquisition and retention of consumer and business card customers. From 2010 through 2023, the Company produced and sold approximately 175 million metal payment cards worldwide (i.e., credit and debit cards issued primarily on one of the Visa, MasterCard, American Express, Discover payment networks). In 2023 alone, the Company provided metal payment card solutions for more than 150 branded and co-branded card programs, totaling approximately 31 million payment cards sold. The Company’s metal payment card solutions have generated, and are expected to continue to generate, a significant base of growing, highly profitable revenue. The Company is now accelerating innovation in secure authentication technology solutions with the launch of Arculus (named for the ancient Roman god of safes and strongboxes). Arculus is a digital security platform with broad industry applicability. Through the convenience of a premium metal card, this technology is designed to solve chronic industry and consumer needs for reliable, trusted and secure authentication solutions - moving beyond passwords, as well as providing enhanced security for storage of digital assets. The Company's Arculus technology is designed to transform a metal payment card into a multifunctional device to support both traditional payments and to act as a ‘tap-to-authenticate’ hardware token allowing for passwordless, and hardware-based, multi-factor authentication.

Market Opportunity

Edgar, Dunn and Company, a global financial services and payments consulting firm (“Edgar Dunn”), estimated there were 9.6 billion addressable payment cards in circulation (from total of over 16 billion) globally in 2023, with 4.8 billion addressable payment cards issued in 2023, and estimates total cards issued will grow to 5.8 billion by 2026. Similarly, McKinsey & Company, a leading management consulting firm, estimates that global payment card revenue is expected to grow 6 to 8 percent annually over the next five years, on pace to exceed $3 trillion by 2027. Ongoing payment card innovations, particularly dual-interface (“contactless” or “tap-to-pay”) functionality, are expected to support continued physical card use as compared with other payment approaches.

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

Metal payment cards were initially designed and marketed to payment card issuers targeting relatively small segments of high-net-worth cardholders. Market acceptance within the high-net-worth segment has led issuers to expand their metal payment card offerings to target mass affluent and other customer segments. Issuance of Metal payment cards has grown quickly but remains in early phases of adoption globally. With an estimated 2023 global addressable market of 4.8 billion payment cards issued, the Company’s total penetration is estimated to be less than 0.7%.

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

•Payment cards remain the primary payment instrument at the point of sale. The introduction of dual-interface cards is expected to continue to drive use of physical cards in stores. It has been reported that contactless cards were used in 14% of in-store payments in 2022, twice as much as in 2021. Even with the ongoing global expansion of e-commerce, the need for physical card products is not expected to significantly diminish. After more than two decades of e-commerce activity, it is estimated that less than 16% of total U.S. retail sales in 2023 were completed through e-commerce channels.

The Company’s products and services are designed to serve the convergence of large and growing addressable markets supported by increasing business and consumer demand for solutions supporting contactless payments, enhanced security and fraud protection. The Company believes there is a compelling market opportunity to provide payment card issuers, and other existing and prospective metal card clients, secure authentication solutions to meet the growing demand to enhance consumer security, through the use of a premium metal card as a hardware authentication token - Powered by Arculus. Today’s digital world leaves consumer assets exposed to fraud, hacking and other dangers. Financial institutions, credit card issuers and other businesses are trying to mitigate these dangers, but consumers are faced with antiquated and expensive security solutions that have complicated user experiences including usernames and passwords which remain at risk for being stolen or otherwise compromised. Based on industry reports:

•Identity fraud losses totaled $43 billion in 2022, including fraud scams to obtain personal information from consumers, affecting 40 million U.S. adults, as reported by Javelin Strategy & Research.

•According to the Identity Theft Resource Center's 2023 Annual Data Breach Report, in 2023, there were 3,205 publicly reported data compromises which impacted an estimated 353 million individuals, representing a 78% increase over the prior year.

•Payment card fraud losses worldwide exceeded $34 billion in 2022, which is a 5% increase over the prior year, per WalletHub.com's industry blog.

•Passwords are often identified as the weak link in cybersecurity, with password security issues accounting for 80% of all data breaches globally in 2022, according to Locker.io's industry blog.

•PMNTS.com, an industry journal, has reported that 68% of consumers want to keep passwords off their mobile app login experience.

•Average call center load related to passwords is 30-50% of total volume, as estimated by SOTI.net's industry blog.

•According to the National Consumer Law Center, the U.S. Federal Bureau of Investigation has reported that an estimated $72 million was stolen through SIM-swap attacks in 2022, marking an increase from $68 million in 2021.

•Worldwide damages from SIM swapping attacks estimated to be $6.5 billion in 2023 (a type of identity theft in which an attacker gains control of a victim's mobile phone number by transferring it to a new SIM card), more than double the damages reported in 2021 and more than six times the damages reported in 2019, as estimated by an industry blog.

•Statista, a global data and business intelligence firm, has estimated the market for passwordless authentication products and services to be approximately $21.6 billion for 2024, and is estimated to grow to approximately $53.6 billion by 2030.

Security attacks are increasing and represent a growing concern to consumers and industry participants. Use of secure authentication through a hardware token provides a high level of security for passwordless authentication. The Company's Arculus secure authentication solutions are expected to address the growing need for more secure, but frictionless solutions - for payment card issuers, financial institutions and other businesses seeking to improve their consumer experience.

Growth Opportunities

The Company is a high-growth, profitable technology company, focused on innovative payments, security, and authentication solutions. The Company has a demonstrated track record of achieving growth in operational scale and financial performance, including:

•Card programs served grew from approximately 60 in 2018 to over 150 in 2023; and

•Metal payment card unit sales grew from 12.6 million in 2018 to about 31 million in 2023.

Even with its long-term track record of growth and leadership in metal payment card solutions, the Company’s sales volume of payment cards in 2023 represented less than 0.7% of estimated addressable market for payment cards, indicating substantial opportunity for further penetration of the global payment card market. Presently, the Company's metal payment card growth activities are targeted in these primary areas:

Domestic Expansion. In 2023, the Company produced metal payment cards for 8 of the top 10 U.S. card issuers. The Company believes there are substantial opportunities to expand adoption of metal form factors for existing client proprietary and co-branded mass affluent card programs in the U.S. which do not currently offer metal payment cards. The number of issuers adopting metal programs continues to increase, and there has been an increase in card issuers expanding their metal card programs to additional proprietary and co-branded portfolios. The Company’s marketing and sales activities target opportunities to expand metal card programs for existing customers in the U.S. and to introduce metal form factors to new card issuer clients in the U.S. The Company has expanded its team of direct sales representatives to target growth opportunities in the U.S.

International Expansion. The Company’s net sales from non-U.S. metal payment card programs in 2023 totaled $70 million, nearly four times its 2018 net sales of $19 million from non-U.S. programs. The Company believes that issuers in international markets are still in the early stages of adoption of metal form factors and largely untapped opportunities exist across major markets in Europe, Asia, India, the Middle East, and Latin America. In these regions, issuers are developing awareness of the relatively low cost and attractive economics of metal payment card programs. The Company has continued to grow its team of international direct sales representatives and third-party distribution partners to further support growth in markets outside of the U.S.

Fintech Issuers. Innovative new issuers, including digital challenger banks and other emerging fintechs, are increasingly seeking premium physical touch points to enhance their typically digital-only customer relationships. Fintech is a word formed from the combination of “financial” and “technology” and is used to describe new technologies to deliver financial services to help businesses and consumers manage their financial activities.

Technology and Innovation. Since its founding, the Company’s growth has been driven by the transformative security and payments technologies it has developed and commercialized for large, mainstream markets. The Company expects to maintain its technological advantages over competitors with consistent research and development activities to drive new and innovative metal form factors and card features, including the Arculus portfolio of secure authentication and digital asset storage solutions, which provide opportunities for expanded revenue and profitability. In addition to new products and revenue opportunities, the Company’s research and development team is continually focused on improvements in manufacturing processes to drive efficiency, increase capacity, improve sustainability, and reduce waste to support enhanced operating leverage and profitability. The Company's use of 65% post-consumer recycled stainless steel in its metal card products is a major sustainability advantage over plastic cards.

Key Products

The Company is a category leader in the design and manufacture of premium metal payment cards. Its metal payment cards are currently issued typically on the Visa®, Mastercard®, American Express®, and China Union Pay® payment networks.

The Company has a track record of more than two decades of pioneering continuous payment card innovation in metal form factors. In 2003, for the American Express® Centurion® program, the Company created the world’s first metal payment card and, in 2009, the Company developed the first commercialized metal payment cards with embedded EMV® chips (EMV is an acronym derived from the names Europay, Mastercard and Visa, and is a high-security payment protocol for payment cards which utilizes an embedded microprocessor that, when paired with an EMV® enabled payment terminal, authenticates cardholder transactions; EMV® cards are often called “chip cards). In 2010, for the JP Morgan Chase Sapphire Preferred® program, the Company created the first metal payment card targeting the mass affluent segment, significantly expanding the potential number of cardholders that issuers could address with metal payment cards. In 2017, the Company introduced the first large-scale NFC-

integrated dual-interface metal payment cards for the American Express® Platinum® program. NFC refers to the near-field communications protocol which enables RFID (i.e., radio-frequency identification) communications between payment cards and payment terminals. Dual-interface payment cards today comprise the majority of the Company’s sales volume because of the speed and convenience they offer to cardholders. In 2022, the Company began offering payment cards with Arculus Authenticate and Arculus Cold Storage functionality. The Company has key US and international patents and trade secrets in many facets of metal card form factors and manufacturing processes, including the integration of NFC technology into metal payment cards.

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

In addition, as payment card issuers face growing demand for enhanced security and other distinctive features for their card programs, the Company in 2022 began offering its customers the opportunity to include the following new and innovative features in their payment cards:

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

The Company’s primary Arculus Business Solutions are:

•Payments + Arculus Authenticate – The Arculus Authenticate solutions can be seamlessly integrated and paired with the Company’s payment cards, allowing consumers to make secure transactions and gain secure access to personal accounts, all from the same metal card. This custom security solution enables card issuers and other businesses to build multi-factor authentication solutions for their customers, through the convenience of the Company’s premium metal cards — Powered by Arculus. Arculus Authenticate is a customizable feature designed to fit into each client’s information technology infrastructure with ease, enabling them to meet the specific needs of their customers. With over 24 billion passwords exposed by hackers in 2022 alone, Arculus Authenticate provides a more secure option for businesses and their customers, offering a best-in-class, passwordless and hardware-based, secure authentication experience. The Arculus Authenticate solutions are FIDO2 certified, and the Company has obtained approval by Mastercard and Visa to produce metal payment cards with authentication capabilities. FIDO2 refers to Fast Identity Online, a technology which enables users to leverage common devices to easily authenticate to online services in both mobile and desktop environments. The Arculus Authenticate solutions allow clients to generate and store their FIDO2 security key on a custom branded metal card, rather than a clunky and generic USB dongle or other hardware token, resulting in a smooth customer experience and increased brand loyalty with each tap-to-authenticate interaction.

•White-Labeled Cold Storage – The Company provides white-labeled cold storage wallets in the form of a premium metal cards, to give consumers the ability to make transactions and store the private keys to their digital assets in the same metal cards. The Arculus Cold Storage solutions work across exchanges, marketplaces, and platforms to bring convenience into the world of self-custody — allowing consumers to simply and securely access their digital assets.

•Payments + Arculus Cold Storage – The Company provides the combination of Arculus Cold Storage combined in premium metal payment cards to give consumers the ability to make transactions and store the private keys to their digital assets in the same metal cards. The Arculus Cold Storage solutions work across exchanges, marketplaces, and platforms to bring convenience into the world of self-custody — allowing consumers to simply and securely access their digital assets. As digital assets try to establish their value in the world, card issuers offering metal payment cards featuring Arculus Cold Storage signal a future-forward mindset to their customers. The Arculus Cold Storage solutions can integrate directly into existing card issuer infrastructures. Arculus technology is built to fit with and promote client branding. From white-labeled mobile applications to custom metal cards, Arculus provides secure solutions that amplify client brands into their consumer's everyday wallets.

•Payments + Arculus Authenticate + Arculus Cold Storage – The Company also offers combined its Arculus Authenticate solutions and Arculus Cold Storage solutions to enable card issuers and other businesses to build multi-factor authentication solutions for their customers and offer consumers the ability to make transactions and store the private keys to their digital assets – all on the same metal cards.

Consumer Products: For consumers, the Company launched Arculus in October 2021 with the introduction of the Arculus Cold Storage Wallet for simple and secure storage of digital assets for consumers. The Arculus Cold Storage Wallet, is a revolutionary cold storage wallet for securing digital assets. The risk of loss of valuable assets by consumers and other industry participants is driving the need for more advanced security solutions to protect these digital assets against fraud and theft. It is estimated that about $1.7 billion of cryptocurrencies was stolen in 2023 with the number of individual hacking incidents growing from 219 to 2022 to 231 in 2023. The Company believes the use of the Arculus Cold Storage Wallet could substantially reduce the risk of catastrophic loss of valuable assets. Wallets enable users to access and monitor their digital assets and initiate transactions. Hot storage wallets generate and store private and public keys and digitally sign transactions within Internet-connected devices where storage of the keys is hosted by a third-party custodian. For example, digital asset exchanges today typically provide their customers hot storage wallets with the exchange having custody of the user’s private keys (which refers to codes needed for a user to access their digital assets). By contrast, cold storage wallets store private keys in the custody of the user, eliminating custodial-based security vulnerabilities. Though typically more convenient for day-to-day transaction activity than cold storage, Hot storage wallets are more prone to risk of fraud and cyber-theft, as well as the risk of bankruptcy, withdrawal freezes and other liquidity risks of hot storage wallet operators. Even in light of the recent turmoil in the digital asset markets, the Company believes digital assets will continue to have a significant impact on new global financial and security frameworks and will present significant monetization opportunities. Crypto.com reported that global cryptocurrency users increased 34% in 2023 from 423 million in January 2023 to 580 million in December 2023. Statista reported 6 million cryptocurrency wallets (inclusive of hot and cold storage) at year end 2016. This figure grew to an estimated 92 million by year end 2023. The cold storage market is nascent but projected to grow rapidly, as consumers increasingly seek out enhanced security for storage of their digital assets and look to maintain custody of their private keys.

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

The Arculus Cold Storage Wallet allows users to easily and securely buy and swap digital assets, providing the convenience of hot storage with the security of cold storage. Commercial sales of the Arculus Cold Storage wallet commenced in the fourth quarter of 2021. Compared with existing cold storage wallet products available in the market, the Arculus Cold Storage Wallet offers a secure, user-friendly, and feature-rich solution that utilizes the Company’s expertise in NFC-integrated metal card design and production. In 2022, the Arculus Cold Storage Wallet was recognized by ABI Research, an independent industry research firm, as the most innovative cold storage hardware wallet in the industry. The Arculus Cold Storage wallet supports specific digital assets, including Bitcoin, Ethereum, non-fungible tokens (NFTs) and others, and the Company plans to increase the number and type of digital assets supported. Updated support lists are maintained on the Company's Arculus consumer website at www.getarculus.com.

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

•Innovative Form Factor: Digital asset key storage solution contained in a slim, metal card form factor, which does not require a battery or charging, offering a premium user experience and heightened hardware protection through an easy-to-use, NFC connection (“tap-to-transact”).

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

Innovation. The Company has been a leader and innovator for decades in the payment cards industry, including the first metal payment card (2003), the first mass affluent metal payment card (2010), the first metal “tap-to-pay” credit card (2016), the first metal NFC-enabled cold storage hardware device (2021), the first metal NFC-enabled hardware authentication token (2022), and a pipeline of new product features including LED display features, biometric security features, glass and mirror-finish payment card constructions, dynamic CVV, and product and solution expansion planned for the Arculus platform. In addition to new products and revenue opportunities, the Company’s research and development efforts are continually focused on improvements in manufacturing processes to improve efficiency, increase capacity, improve sustainability, and reduce waste to support enhanced operating leverage and profitability.

Embedded Client Relationships. The Company has been serving its two largest clients, American Express and JP Morgan Chase, for nearly sixteen years, building strong relationships with key personnel. For these major and numerous other clients, the Company has produced metal payment cards for over 150 card programs, including issuer proprietary and co-branded programs. The Company has also steadily grown the number of customers it serves, increasing from approximately 30 in 2016 to more than 125 in 2023.

Scale. In 2023, the Company produced approximately 31 million metal payment cards. Leveraging its manufacturing and support facilities in Somerset, New Jersey, the Company has developed the ability to provide volume and quality at a scale the Company believes is much larger than current metal payment card competitors’ existing metal card output. The Company believes that its ability to produce metal payment card volume and quality at scale is critical to the success of very large payment card programs, while also driving manufacturing efficiencies and related cost advantages. In addition, the Company has separate manufacturing operations designed to optimize smaller quantity production runs for pilot or specialized card programs.

Patents and Trade Secrets. Leveraging its decades of experience, the Company has developed extensive trade secrets in creating graphic effects on metal cards, heavily customized equipment and machinery and proprietary coatings, as well as the knowledge and ability to blend various metals and polymers to create unique composites. The Company has a strong focus on protecting its proprietary intellectual property. As of February 2024, the Company had more than 60 U.S. and foreign (utility and design) patents issued, more than 35 U.S. and foreign (utility and design) patent applications pending, and new technologies under development. The Company expects to continue to develop innovations for payment card form factor design, components and manufacturing methods, many of which are reflected in patent applications, which may also include further technological innovations for the Arculus platform.

Clients

The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has developed long-term relationships with its largest customers, including nearly twenty years with American Express and nearly sixteen years with JP Morgan Chase, across multiple RFP cycles with both companies.

The proven value proposition of the Company’s premium metal payment cards supports card issuers’ acquisition and retention of consumer and business card customers. For each of its largest issuer relationships, the Company serves numerous distinct issuer-branded and co-branded card programs, diversifying the Company’s revenues even within individual clients.

For example, the Company supports the following proprietary and co-branded programs:

Issuer/Reseller	JPMorgan Chase	American Express
Proprietary Programs	Sapphire Preferred®	Centurion®
	Sapphire Reserve®	Platinum®
	JPM Reserve®	Gold®
Ink®

Co-Branded Programs	Amazon Prime®	Amazon Prime Business®
	Whole Foods®	Marriott®
	United®	Delta®
	Marriott®	Air Canada
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

The Company’s largest clients are American Express and JP Morgan Chase. Together these clients represented 70.5% (or individually, approximately 28.8% and 41.7%, respectively) of our net sales for the year ended December 31, 2023, and 67.3% (or individually, approximately 34.7% and 32.6%, respectively) of our net sales for the year ended December 31, 2022.

The current statement of work issued pursuant to the Company's master services agreement with American Express (the “Amex Agreement”) was extended during 2023, and will be up for renewal on July 31, 2026. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Amex Agreement, American Express reserves annual capacity of products and is required to order a certain percentage of that capacity from the Company, and the Company may charge American Express for a portion of that capacity even if American Express orders below capacity for any given year. Subject to compliance by American Express with any existing purchase commitments and in line with industry common practice, American Express may terminate the Amex Agreement (i) for convenience pursuant to written notice, or (ii) for cause if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Amex Agreement if American Express does not make required payments, and does not remedy the non-payment within a prescribed time period. In addition, subject to compliance by American Express with any existing purchase commitments, American Express may terminate individual orders entered into under the Amex Agreement with prior written notice.

The Company’s master service agreement and related statement of work with JP Morgan Chase (the “Chase Agreement”) was extended during 2023, and will be up for renewal on December 31, 2028. Typically, the Company renews such client agreements upon their expiration in the ordinary course of business. Under the Chase Agreement, JP Morgan Chase agreed to purchase its metal payment cards only from the Company during the term of the Chase Agreement. Under the Chase Agreement, JP Morgan Chase reserves annual capacity of products. Subject to compliance by JP Morgan Chase with any purchase commitments to the Company and in line with industry common practice, JP Morgan Chase may terminate the Chase Agreement (i) for convenience pursuant to written notice, or (ii) if the Company commits a material breach and does not remedy it within a prescribed time period. The Company may terminate the Chase Agreement if JP Morgan Chase does not make required payments, and does not remedy the non-payment within a prescribed time period.

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

Direct Sales. The Company has direct sales representatives in the U.S., Europe, Asia and South America, supported by client relationship managers and solutions architects. The Company establishes direct engagement between its sales team and issuers in various regions across the world, with success driven by an iterative and collaborative process. The Company’s sales team focuses on issuer portfolios on a program-by-program basis.

Indirect Sales. The Company has been expanding its relationships with a variety of card ecosystem partners, such as plastic card manufacturers and personalization partners throughout the world. Personalization is the process of encoding, programming and printing, embossing or laser engraving a payment card with the cardholder’s name, account number and other information. These relationships enable the Company to reach more card issuers, some of whom prefer to run all card purchasing through their existing relationships. Distribution partners are able to offer their customers a broader range of card form factors and special features, bringing the Company into a sales process as the metal payment card expert, as well as the secure authentication and digital asset storage solutions expert. The Company’s distribution partners operate global sales teams. In these relationships, the Company typically sells its metal payment cards to its distribution partners at a wholesale price and the distributor then resells the cards to its customers, typically on an integrated basis with the distributor’s personalization, fulfillment and other card-related services (with prices to their customers under the sole control of the distribution partner). The Company also uses a variety of marketing communications, including conferences and trade show attendance, print and digital advertisements and social media marketing, targeted at card issuers and consumers, and designed to demonstrate and expand the demand for metal payment cards.

Business-to-Business Sales. The Company targets marketing and sales of its Arculus Business Solutions to existing payment card issuer clients and their co-brand partners, as well as other traditional financial institutions, fintech companies, digital asset exchanges and other businesses. For example, the Company offers a partner-branded (or “white-labeled”) version of the Arculus Authenticate and the Arculus Cold Storage solutions, as well as other Arculus products and/or services. The Company believes this model solves the client’s need to provide their consumers enhanced security. The Company believes these targeted sales and marketing activities will drive the Arculus portfolio of solutions to consumers through a variety of channels, while also diversifying the Arculus revenue streams into a combination of hardware sales and recurring revenues from transaction processing fees, subscription fees and licensing fees.

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

Competition

The market for payment cards is highly competitive. The Company competes with providers of other incentives and initiatives, including rewards programs and traditional plastic card manufacturers. The Company also competes with several other manufacturers of cards containing some metal. However, most of the Company’s competitors in card manufacturing are large, diversified businesses with areas of strategic focus outside of the payment cards market, and their card operations focus primarily on lower margin plastic card manufacturing. The Company believes that most competitive metal card manufacturers have substantially less production capacity, less technical expertise in the metal form factor, a limited selection of metal card designs and constructions, and less extensive supplier relationships for the raw materials needed for metal cards. The Company’s metal card products compete with other card manufacturers, including Idemia France S.A.S., Thales DIS France SA, CPI Card Group, Giesecke & Devrient GmbH, Federal Card Systems, Kona I, BioSmart Co., Ltd., and ICK International.

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

The market for digital security, authentication and digital asset storage products and services is highly fragmented today. The Company's Arculus Business Solutions compete for business sales with other providers of security, authentication and digital asset storage products and services. The Company offerings of Arculus Authenticate and Arculus Cold Storage, and its ability to combine payment cards with secure authentication and digital asset storage solutions, positions the Company to address a specific, growing need of payment card issuers, fintechs, and other businesses seeking to enhance their customers’ security. The Company’s primary competitor in the secure authentication solutions market is Yubikey®, which is a stand-alone hardware device typically connected to a computer for authentication functionality.

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

Research and Development & Intellectual Property

The Company’s research and development team is comprised of material scientists, engineers and technicians devoted to the invention and development of new metal form factors, card features, secure authentication and digital asset storage technology and applications. The work of the research and development team is then made available by the Company’s sales team to its existing and new customers, and rapidly deployed into the Company’s manufacturing operations for production of customer orders.

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

The Company relies on a combination of registered (such as patents, trademarks, service marks, etc.) and unregistered (such as trade secrets, confidential information, etc.) programs for its intellectual property protection throughout the world. As of February 2024, the Company had more than 60 U.S. and foreign patents issued, more than 35 pending U.S. and foreign patent applications, 18 families of U.S. and foreign trademarks/service marks registered and/or applied for across 27 jurisdictions. The Company’s 39 distinct utility patent families have an average remaining lifetime of over 12 years (of their 20-year terms from filing date, assuming eventual grant and all annuities paid); its 8 design patent families have an average 79% of their remaining lifetime remaining (of 10 – 25-year terms, depending upon jurisdiction), and its registered trademarks/service marks have ten-year terms renewable indefinitely with ongoing use. The Company expects to continue to develop innovations for payment card form factor design, features, components and manufacturing methods, as well as secure authentication and digital asset storage solutions, many of which are reflected in patent applications.

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

As a metal card supplier, the Company has obtained and maintains certifications from the payment networks enabling the Company to manufacture payment cards that operate on their networks. payment network certification requires compliance with the payment card industry security standards for physical card characteristics and for card manufacturing operations and facilities. The payment networks and their member financial institutions routinely update, generally expand and modify applicable requirements. Any changes in payment network rules or standards that increase the cost of doing business or limit the Company’s ability to manufacture payment cards that operate on their networks may adversely affect the results of operations of the Company’s business. The Company is required to submit to periodic audits, self-assessments, or other assessments of its compliance with the payment card industry security standards. The Company has maintained payment network certifications for many years and believes that it can continue to renew such certifications. The Company also recognizes that the expensive and complex certification process, and the operational compliance required to obtain and maintain certification, acts as a significant barrier to new businesses seeking to enter the payment cards market.

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

Positively Impacting our Environment and Community

To solidify the Company's long-standing commitment to making sustainable choices, in 2022 and 2023, the Company began a strategic project to formalize its approach to environment, social and governance matters ("ESG"). The Company's ESG efforts are driven by a management ESG Committee, led by the Chief Operations Officer, joined by the Chief Transformation Officer, General Counsel and Head of Corporate Communications. The ESG Committee, working across all key business functions, is responsible for the development and implementation of the Company's ESG program, which includes assessing our existing ESG efforts, understanding stakeholder perspectives, identifying areas for improvement that align with our business, and working collaboratively to support programs designed to implement and assess our ESG initiatives. The Company's Board of Directors provides support for and oversight of our ESG program.

The pillars of the Company's ESG program are:

•     Positively Impacting our Environment and Community; and
•     Doing Business in a Responsible Way.

The Company's approach to ESG has included identifying programs and activities already in place, as well as initiating new programs and practices, and developing qualitative and quantitative ways to measure the Company's achievements and impact across various aspects of ESG. In the following sections, the Company has included a summary of its initiatives and activities in this report and expects to issue a standalone ESG report within the next several months.

Sustainability & Environmental Protection

The Company has been proactively pursuing environmentally friendly products for over 20 years and achieved carbon neutral operations in 2022 and 2023 through a combination of production efficiencies and purchasing carbon offsets. The use of recycled stainless steel plays an important role in the Company’s sustainable design as most of the Company’s metal card products contain 65% post-consumer recycled stainless steel.

In 2022, the Company achieved:

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

In 2023, the Company:

•was awarded the Ecovadis Silver Medal. Ecovadis is an independent provider of business sustainability ratings, and the EcoVadis Medals recognize eligible companies that have completed the EcoVadis assessment process and demonstrated a relatively strong management system that addresses sustainability criteria. The Silver Medal is awarded to companies in the top 15% (85+ percentile) compared to all 150,000+ Ecovadis-rated companies over the previous 12 months.
•renewed its ISO 14001 certification continuing to improve its sustainability operations by reducing waste, improving efficiency and enhancing operations using a systematic approach;
•reduced water usage by approximately 31.5% compared to 2022, resulting in water savings of about 1.5 million gallons through the introduction of new production processes;

•improved its energy efficiency by converting approximately 70% of lighting fixtures in our facilities to LED;
•implemented a card return/recycling program to support closed-loop material use;
•developed new shipment packaging designs utilizing 100% recycled cardboard components; and
•initiated an enhanced supplier engagement program to align the Company's ESG initiatives to customer and supplier activities.

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

Human Capital/Employees

As of March 1, 2024, the Company had approximately 922 full-time employees, and 12 part-time employees, including approximately 46% female and 54% male employees, and representing over 85% racial/ethnic minorities.

The Company is committed to upholding and promoting human rights in all aspects of its operations. The Company believes in the inherent dignity and equal rights of every individual, and recognizes a responsibility to respect and protect these rights.As an Equal Opportunity Employer, the Company does not discriminate against any employee or job applicant based on race, ethnicity, religion, national origin, sex, physical or mental disability, or age.

The Company focuses human capital efforts on attracting and retaining employees with skills and experience which benefit the business and support the Company's mission and values. Compensation programs are competitive, including base wage and salary rates, annual cash incentives, long-term equity incentives, medical, dental and vision insurance an employee stock purchase plan, paid time off, and employee assistance program, and other benefits. The Company also fosters ongoing management development through training and promotions, and conducts annual employee surveys to measure employee engagement and satisfaction.

The Company promotes honest, ethical and respectful conduct. The Company's Code of Business Conduct and Ethics sets the standards for appropriate behavior, and employees are required to follow these standards and participate in regular training programs. The Company encourages employees to bring forward issues and concern, and maintain a whistleblower hotline system. The Company conducts ongoing employee training programs for ethics, diversity and inclusiveness, anti-harassment and other important programs and policies. The Company and its employees participate in community initiatives to enhance the lives of people in the communities in which the Company and its employees work and live through volunteerism, charitable giving and other support.

The Company considers relations with its employees to be good, and we measure this with annual employee engagement surveys. The Company has never experienced any work stoppages or strikes as a result of labor disputes.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:

•Risks Related to our Business
◦Rapidly evolving domestic and global economic conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.
◦Pandemics, or a resurgence of a pandemic such as COVID-19, may adversely affect our business, financial condition, liquidity or results of operations.
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
◦Our future growth may depend upon our ability to develop, introduce, manufacture, and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.
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
◦Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and the Company's Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks.
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
◦The debt outstanding under the Company's existing credit facility has a variable rate of interest that is currently based on the Secured Overnight Financing Rate (“SOFR”). These rates may have consequences that cannot be reasonably predicted and may increase the Company's cost of borrowing in the future.
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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the after-effects of the COVID-19 pandemic, Russian aggression in Ukraine, the evolving conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

Pandemics or a resurgence of a pandemic may adversely affect our business, financial condition, liquidity or results of operations.

The COVID-19 pandemic negatively impacted certain aspects of our business and operations. The resurgence of the COVID-19 pandemic, or a future pandemic or health epidemic, could adversely affect our business, financial condition, liquidity or results of operations. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, our manufacturing processes, including our supply chain, or on our employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict.

We may not be able to sustain our revenue growth rate in the future.

We may not continue to achieve sales growth in the future and you should not consider our sales growth in fiscal 2023 as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of its overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.

Our two largest customers are American Express and JPMorgan Chase. Together, these customers represented approximately 71% and 67% of our net sales for the years ended December 31, 2023 and 2022. Our ability to meet our customers’ high-quality standards in a timely manner is critical to our business success. If we are unable to provide our products and services at high quality and in a timely manner, our customer relationships may be adversely affected, which could result in the loss of customers.

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

A substantial portion of our manufacturing capacity is located at our primary production facility. Any serious disruption at such facility could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our revenues. Our other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet our customers’ expectations or requirements. Long-term production disruptions may cause our customers to modify their payment card programs to use plastic cards or to seek alternative supply of metal cards. Any such production disruptions could adversely impact our business, financial condition and results of operations.

Our future growth may depend upon our ability to develop, introduce, manufacture and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. For example, we have historically focused on the payment card industry, but we are a new entrant into the digital assets industry. In order to achieve successful technical execution of new products, we may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of our existing customers. We may also experience difficult market conditions, such as the recent widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby we could incur significant additional cost and expense. If the products and solutions derived from the Arculus platform fail to gain market acceptance, our ability to achieve future growth could be significantly impaired. In addition, competitors may develop and commercialize competing products faster and more efficiently than we are able to do so, which could further negatively impact our business.

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

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to: effectively identify and capitalize upon opportunities in new and emerging product markets; invest resources in innovation and research and development; develop and implement new processes for the manufacture or offer of new products or services; complete and introduce new products and integrated services solutions in a timely manner; license any required third-party technology or intellectual property rights; qualify for and obtain required industry certification for our products; and retain and hire talent experienced in developing new products and services. Our business and growth also depend in part on the success of our strategic relationships with third parties, including technology partners or other technology companies whose products are integrated with our products. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with customers, damage our brand and reputation, and could adversely affect our business, financial condition and results of operations.

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

Additionally, we partner with third-party partners to offer certain Arculus-related services to our customers. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet our expectations, experiences a cybersecurity incident, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time, or is subject to regulatory enforcement proceedings concerning their operations, the operations of the Arculus solutions could be disrupted or otherwise adversely affected.

Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and the Company's Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks.

Cybersecurity markets are experiencing significant and fast-paced technological change, evolving industry standards and customer needs. The Company's Arculus Authenticate solutions represent a new and innovative approach to identity protection, and may not achieve widespread market acceptance. Other methods, technologies, products or services may offer similar or better authentication solutions than our hardware authentication solutions. If the Company is unable to adapt to such changes, our ability to compete effectively may be adversely impacted, which could have a negative effect on our business, financial condition or results of operations. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks. Internal and external factors, including possible defects in the Company’s products, or system failures in services provided by third parties for use with Arculus Authenticate solutions, could cause the Company’s products and/or services to become vulnerable to security attacks which could result in the loss of identity protection for businesses and consumers. As the Arculus Authenticate solutions include hardware tokens which are expected to be replaced from time to time as needed (similar to payment cards), the Company does not intend to provide remote updates or upgrades to its hardware products. There is, therefore, a risk that the Company’s hardware authentication products could become ineffective against evolving cybersecurity threats. Any such developments, real or perceived, may have a negative impact on our reputation, which could have a negative effect upon our business, financial condition or results of operations.

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

The Arculus Cold Storage Wallet uses an architecture where the private keys needed to access digital assets are stored outside of the Internet. Through the use of the Arculus Cold Storage Wallet, our three-factor authentication technology may be able to increase the safety of users’ assets during storage, as compared to storing such digital assets in a hot storage wallet, which is constantly connected to the internet. Further, digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the public network. There is no guarantee that these security measures or any that we may develop in the future will be effective. Notwithstanding the increased security of the Arculus Cold Storage Wallet as compared to a hot storage wallet system, any loss of private keys, or hack or other compromise or failure of, the Arculus Cold Storage Wallet and its security features could materially and adversely affect our customers’ ability to access or sell their digital assets and could cause significant reputational harm to our Arculus Cold Storage Wallet business, which could have a material adverse effect on our business, financial condition and results of operations.
Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects our business, prospects or operations.

Regulatory uncertainty surrounding the digital asset Environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including the U.S. Governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry. Ongoing and future regulatory actions may impact our ability of to develop and offer products involving the use of digital assets, including the Arculus Cold Storage Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”) has designated bitcoin, a form of digital asset that frequently is referred to as a commodity, and as such, trades in bitcoin are subject to the CFTC’s antifraud authority. Nevertheless, digital assets that are commodities also may be considered to be securities by the Securities and Exchange Commission (“SEC”), or may have been offered or sold in transactions that the SEC deems to be investment contracts and, therefore, securities. In the U.S., regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While the SEC staff has stated that bitcoin is not a security, the Staff has asserted that certain other digital assets are securities subject to the SEC’s substantive and antifraud authority. Further, derivatives on these digital assets, tokens that represent certain derivatives, and certain leveraged transactions on digital assets, may be subject to substantive regulation by the CFTC and/or SEC.

While the SEC has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC believes were operating, among other things, as unregistered exchanges, thus far, such cases have not resolved the legal uncertainty in the U.S. concerning digital assets, including the secondary trading market. Several of such recent enforcement actions are court cases that remain ongoing and, to the extent that courts have rendered opinions, for example, in the SEC v. Ripple and SEC v. Terraform Labs/Do Kwon cases, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another. The SEC’s 2023 settlements with NFT issuers could signal the SEC’s interest in regulating the broader NFT market, including NFT trading platforms, to the extent that the SEC determines that certain NFTs are securities.

In addition to a continued focus on digital asset issuers and centralized digital asset trading platforms, regulators and private plaintiffs alike have initiated actions against decentralized finance (“DeFi”) projects, including decentralized autonomous organizations (“DAOs”), under various theories of liability. Among other things, DAOs have been characterized by certain plaintiffs as unincorporated associations or general partnerships, with some plaintiffs asserting that liability should be assigned to participants in DAO governance, while others have sought to establish joint and several liability for DAO members generally, including on negligence theories of liability. The CFTC has announced a commitment to pursue DeFi protocols operating unregistered platforms that allow U.S. persons to trade digital asset derivatives and, in 2023, settled charges against three different DeFi platforms for offering, or making available for trading, contracts based on various digital assets, including swaps and other derivatives, without registering with the CFTC. The SEC similarly appears focused on DeFi and has brought enforcement actions against DeFi projects in 2024. In addition to the SEC’s proposed rule change that would expand the definition of “exchange” to potentially include certain DeFi-related activities (see discussion under the heading "Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism" below), in 2023, SEC staff served as lead drafter of the International Organization of Securities Commissions' (“IOSCO”) proposed policy recommendations concerning DeFi. The terms “DeFi” and “DAO” may be interpreted broadly to encompass a wide variety of projects, services and participants, and if a regulator or private plaintiff were to claim that Arculus is deemed to have participated in or facilitated DeFi- or DAO-related activities that were in violation of applicable law, there may be significant associated risks, including the potential for joint and several liability.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including some with a focus on digital asset market structure. While multiple bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure, at this time, it is unclear whether any of these bills ultimately will become law.

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC, sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. In addition, the U.S. Treasury, the IRS and other agencies also continue to propose new rules and guidance applicable to digital assets.

Similarly, U.S. legislators and multiple regulators have expressed concerns of systemic risk potentially posed by stablecoins, which has led to the introduction of new potential U.S. federal legislation, in addition to enforcement actions against stablecoin issuers, including the ongoing SEC v. Terraform Labs/Do Kwon case. Additionally, questions concerning whether, and under what circumstances, certain staking as a service models may involve the offer or sale of an investment contracts, remain at issue before the courts.

In sum, these federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which are subsequently determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Our products and our technological processes are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. We have experienced in the past. and may experience in the future, production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by our suppliers. Utilities interruption or other factors beyond our control like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. As a result, we may be required to deliver products at a lower quality level in a less timely or cost-effective manner, rework or replace products, or may not be able to deliver products at all. Any such event could adversely affect our business, financial condition and results of operations.

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

Our long-lived assets recorded as of December 31, 2023 were $32.7 million, representing approximately 16% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $25.2 million, as our operations require significant investments in machinery and equipment.

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

During each of 2023 and 2022, we derived 18% and 22% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations subject it to a variety of risks and challenges, including:

•    fluctuations in currency exchange rates and related effect on our operating results;
•    general economic and geopolitical conditions, including wars, in each country or region;
•    the impact of Brexit; reduction in billings, foreign currency exchange rates, and trade with the EU;
•    the effects of a widespread outbreak of an illness or disease, or any other public health crisis, such as a resurgence of the COVID-19 pandemic, in each country or region;
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

Some of our products integrate third-party technologies that we license or otherwise obtain the right to use. We have entered into licensing agreements that provide access to technology owned by third parties. The terms of our licensing arrangements vary. These different terms could have a negative impact on our performance to the extent new or existing licensees demand a greater proportion of royalty revenues under our licensing arrangements. Additionally, such third parties may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. If we are unable to continue to successfully renew these agreements, we may lose our access to certain technologies relied upon to develop certain of our products. The loss of access to those technologies, if not replaced with internally-developed or other licensed technology, could have a material adverse effect on our business and result of operations.

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

In connection with the merger with Roman DBDR Tech Acquisition Corp. ("Roman") completed in December 2021 (the "Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to certain Holders of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occur as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that Holdings, Inc. may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging holders of Class B Units. See “Certain Relationships and Related Person Transactions of the Company — Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (as defined below), or its successor rate, plus 100 basis points) of all future payments that holders of Holdings Class B Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

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

We had approximately $340.3 million of indebtedness as of December 31, 2023, consisting of amounts outstanding under our senior secured credit facility and senior notes.

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

On February 28, 2023, we amended our credit facility to transition from bearing interest based on London Interbank Offered Rate (“LIBOR”) to SOFR. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. The Company is not able to predict whether SOFR what the impact the transition to SOFR may be on the Company's financial condition and results of operations.

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

Holdings' notes are exchangeable into shares of our Class A Common Stock at an effective conversion price of $11.50 per share. The exchangeable notes are guaranteed by CompoSecure, L.L.C. Our guarantees of indebtedness could have significant negative consequences for our security holders, equity holders and our business, results of operations and financial condition by, among other things:

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

We may be unable to satisfy the Nasdaq Global Market listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

We may be unable to maintain the listing of our securities on the Nasdaq Global Market in the future. If our securities are delisted from the Nasdaq Global Market, there could be significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•a limited amount of news and analyst coverage about the Company; and

•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We incur significant costs and obligations as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related hereto and the rules and regulations of the SEC and the Nasdaq Global Market, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

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

We are required to implement and maintain the financial reporting and disclosure procedures and controls required of a United States publicly traded company. If we fail to properly maintain and implement all required accounting practices and policies, including new accounting practices and policies, as applicable, or maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources or by damaging our reputation, which in either case, could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on the Nasdaq Global Market.

If our operating performance does not meet market expectations, the price of our securities may decline.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Fluctuations in the price of our securities could result in the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them.

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

Broad market and industry factors may depress the market price of our securities irrespective of our operating performance. The stock market in general and the Nasdaq Global Market have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our securities prices regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our Public Warrants may never be in the money, and they may expire worthless.

The exercise price for our Public Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $4.70 per share based on the closing price on March 04, 2024. There can be no assurance that the Public Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants may expire worthless.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise your Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of your Warrants.

Warrants to purchase our Class A Common Stock are presently exercisable, which could increase the number of shares of Class A Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Our outstanding Public Warrants to purchase an aggregate of 22,415,400 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on December 15, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Under the Sarbanes-Oxley Act of 2022, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required of Holdings as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities.

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

At March 04, 2024, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 43% and 27%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

Identifying, assessing, and managing material cybersecurity risks is an important component of our overall risk assessment and management program. Given our holding company structure, the management of cybersecurity risks involves coordination between the parent company and our subsidiaries, which are responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or payment card industry (PCI) standards. We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

Our information security and data privacy programs are designed to protect the confidentiality of nonpublic, sensitive business and personal information, as well as the security of our information systems. Administrative and technical safeguards that seek to mitigate cybersecurity threats and secure the Company’s information assets are addressed on a risk-based basis. We have designed our information security programs consistent with PCI standards using the National Institute of Standards and Technology Cybersecurity Framework, and other security standards. These programs also include processes designed to identify, mitigate and monitor cybersecurity risk relating to vendors and others who have access to our confidential information or our information systems. Among other things, these programs generally involve evaluations and assessments by third parties, vulnerability scanning, employee testing and training, threat exercises, incident response plans and data security assessments of third-party service providers as a part of vendor management.

Cybersecurity threats may cause material disruptions to our subsidiaries’ operations, which may materially affect our results of operations and/or financial condition. For more information about these risks, see the risk factor titled “Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations." and other discussions of risk factors under Item 1A "Risk Factors" in this report.

Governance

Our board of directors (the "Board") oversees cybersecurity risks directly and through its Audit Committee. The Audit Committee oversees our overall risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. Our Chief Information Officer (CIO) provides periodic updates on our cybersecurity risk profile to the Audit Committee and our board of directors. These updates are designed to enable the Audit Committee and the board of directors to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents. In addition, the CIO undertakes the appropriate internal notifications of any such occurrence, and responsive activities, to the General Counsel, Chief Executive Officer, and Chief Financial Officer.

Our cybersecurity threat risk action plan is managed by our CIO, who is also our Chief Information Security Officer (CISO). Our CIO/CISO is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our CIO/CISO has more than 25 years of technology industry leadership, cybersecurity expertise and engineering and operations experience.

Our CIO/CISO leads the Information Security function, which manages the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents. This group includes a cybersecurity operations team that is responsible for information technology security monitoring and incident response activities, the latter covering the response coordination to cyber-attacks under the leadership and pursuant to the direction of the CIO/CISO. The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data, and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. The CIO/CISO leads efforts to design, implement and operate controls deemed necessary, commensurate with the materiality and criticality of identified risks and the sensitivity of the information assets and systems used throughout the organization.

To date, we do not believe that risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company. Please refer to “Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations.“ and other discussions of risk factors under Item 1A "Risk Factors" in this report. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third party providers.

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

Item 3. Legal Proceedings

As of March 2024, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since December 28, 2021, our Class A Common Stock and Public Warrants have been listed on the Nasdaq Global Market, under the symbols “CMPO” and “CMPOW,” respectively. On March 4, 2024, the closing price of a share of Class A Common Stock was $4.70 and the closing price for our Public Warrants was $0.21.
Holders
As of March 1, 2024, there were four holders of record of Class A Common Stock, nine holders of record of Class B Common Stock, and three holders of record of our Public Warrants. Based on available information, we believe there are over 2,300 beneficial owners of our Class A Common Stock and over 300 holders of our Public Warrants.
Dividend Policy and Securities Repurchase Program
We have not paid any cash dividends on our Common Stock to date. The Company has maintained a thoughtful approach to managing capital allocations focused on driving organic growth and reducing outstanding indebtedness, which has resulted on a long history of delivering profitable growth. Future allocations of capital may also include repurchases of our outstanding securities, as described below. In addition, the Board may from time to time consider whether or not to institute a dividend policy. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board. Further, our ability to declare dividends will be limited by restrictive covenants contained in our debt agreements. Under our Charter, dividends or other distributions declared on our Common Stock are payable from the Company to the holders of Class A Common Stock only. Due to the Company's Up-C structure, the holders of Class B Common Stock typically would participate in such dividends or other distributions through distributions made on their corresponding number of LLC membership units in the Company's subsidiary, CompoSecure Holdings, L.L.C.
To provide a new mechanism to unlock investor value, in February 2024, an independent committee of our Board has approved a repurchase program for up to $40 million of our outstanding shares of common stock, warrants and/or notes exchangeable for shares of common stock. The repurchase program is effective March 7, 2024 through March 7, 2027. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, tender offers, or otherwise, and will be made as permitted by the terms and conditions of our senior credit facility and indenture for its exchangeable notes, as applicable. Repurchases of common stock will be conducted in accordance with Rule 10b-18 of the Exchange Act. To facilitate equity repurchases, we expect to enter into a Rule 10b5-1 repurchase plan with a third-party broker to allow us to repurchase shares of our common stock at times when we otherwise might be prevented from doing so under insider trading laws or because of trading blackout periods imposed under our Insider Trading Policy. Any exchangeable note or warrant repurchases will be conducted in accordance with applicable insider trading laws and our Insider Trading Policy. Any shares of common stock repurchased under the program may either be returned to the status of authorized but unissued shares of common stock or held as treasury stock. Subject to applicable law, we may elect to amend or cancel the repurchase program or amend the terms thereof.
Stock Performance Graph
Not applicable.
Sales of Unregistered Securities

The shares of Class B Common Stock originally issued to Roman Sponsor prior to the Business Combination (for which the Company received an aggregate purchase price of $25,000), the Private Placement Warrants issued to Roman Sponsor prior to the Business Combination (for which the Company received a purchase price of $1.00 per Private Placement Warrant), the shares of new Class B Common Stock issued in connection with the Business Combination to the historical owners of Holdings (for which the Company did not receive any separate consideration) and the shares of Class A Common Stock and the Company’s Exchangeable Notes issued pursuant to the Subscription Agreements in connection with the PIPE Investments (for which the Company received gross proceeds of $45,000,000 and $130,000,000 respectively) were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising, or the involvement of any underwriters.

For clarity the shares of Class B Common Stock originally issued to Roman Sponsor (referenced above) were all converted to Class A Common Stock upon the completion of the Business Combination, and a new Class B Common Stock was created and issued in the Business Combination to the historical owners of Holdings. In addition, the Private Placement Warrants originally issued to Roman Sponsor (referenced above) have all been sold by Roman Sponsor since the Business Combination and, thereby, have become Public Warrants. At December 31, 2023, there were no longer any outstanding Private Placement Warrants.
In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the merger in December 2021, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended March 31, 2023, the Company issued 366,635 shares of Class A Common Stock, respectively, upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholder. No Class B Units were tendered to the Company for exchange into shares of Class A Common Stock since the quarter ended March 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. See "Dividend Policy and Securities Repurchase Program" above.

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

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$390,629	$378,476	$12,153	3%
Cost of sales	$181,547	$158,832	$22,715	14%
Gross profit	209,082	219,644	(10,562)	(5%)
Operating expenses:
Selling, general and administrative expenses	89,995	104,749	$(14,754)	(14%)
Income from operations	119,087	114,895	4,192	4%
Other income, net	$(2,011)	$21,280	$(23,291)	(109%)
Income before income taxes	117,076	136,175	(19,099)	(14%)
Income tax (expense) benefit	(4,556)	(4,360)	(196)	4%
Net income	112,520	131,815	(19,295)	(15%)
Net income attributable to redeemable non-controlling interests	93,281	113,158	(19,877)	(18%)
Net income attributable to CompoSecure, Inc	$19,239	$18,657	$582	3%

	Year Ended December 31,
	2023	2022
Gross Margin	54%	58%
Operating margin	30%	30%

Net Sales

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$321,470	$295,423	$26,047	9%
International	69,159	83,053	(13,894)	(17%)
Total	$390,629	$378,476	$12,153	3%
The Company’s net sales for the year ended December 31, 2023 increased by $12.2 million, or 3%, to $390.6 million compared to $378.5 million for the year ended December 31, 2022. The increase was primarily driven by continued domestic growth in the Company’s premium payment card business, which was up 9%. This was offset by lower international sales, which is a more variable market due to current global economic uncertainty, customer mix and a smaller sales base.

Domestic: The Company’s domestic net sales for the year ended December 31, 2023 increased $26.1 million, or 9%, to $321.5 million compared to $295.4 million for the year ended December 31, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continued to experience higher demand.
International: The Company’s international net sales for the year ended December 31, 2023 decreased $13.9 million, or 17%, to $69.2 million compared to $83.1 million for the year ended December 31, 2022. This decrease was primarily due to current global economic uncertainty and international markets being a more variable market due to customer mix and a smaller sales base.

In addition, the following table presents the Company’s net sales for the three months ended December 31, 2023 compared to December 31, 2022:

	Three Months Ended
	December 31, 2023	December 31, 2022	$ Change	% Change
	(in thousands)
Net Sales	$99,900	$93,790	$6,110	7%

The Company’s net sales for the three months ended December 31, 2023 increased $6.1 million, or 7%, to $99.9 million compared to $93.8 million for the three months ended December 31, 2022.

Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2023 decreased $10.6 million, or 5%, to $209.1 million compared to $219.7 million for the year ended December 31, 2022, while the gross profit margin decreased from 58% to 54%. The decrease in gross margin percentage was due to lower production efficiencies from new and innovative card constructions, as well as the impact of inflationary pressure on wages and materials for the year ended December 31, 2023.
Operating Expenses
The Company’s prudent control on operating expenses led to a $14.7 million, or 14%, expense decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022. Total operating expenses for the year ended December 31, 2023 were $90.0 million compared to $104.7 million for the year ended December 31, 2022. The decrease was driven primarily by a decrease in bonus expenses of $2.7 million, commission expenses of $8.1 million, reductions in marketing expenses of $7.2 million, insurance expenses of $4.2 million and professional fees of $0.5 million, as well as an decrease in various other costs aggregating $1.6 million. This was partially offset by increases in stock based compensation of $6.1 million and increases in salaries and employee benefits of $3.5 million.

Income from Operations and Operating Margin
During the year ended December 31, 2023, the Company had income from operations of $119.1 million compared to income from operations of $114.9 million for the year ended December 31, 2022. The Company’s operating margin for the year ended December 31, 2023 remained consistent, at 30%, with the year ended December 31, 2022.
Other Income (Expenses) (net)
Interest expense for the year ended December 31, 2023 increased $1.6 million, or 7%, to $24.2 million compared to $22.5 million for the year ended December 31, 2022. An interest rate swap which the Company entered in January 2022 provided a benefit of $4.9 million for the year ended December 31, 2023. See Liquidity and Capital Resources below for more detail on the existing credit facility. There was an overall increase in other expenses due to the reduction in favorable changes to the fair value of mark-to-market instruments compared to December 31, 2022. The decrease in favorable changes in the fair value of mark-to-market instruments were primarily due to the increase in the price of the Company's Class A common stock compared to December 31, 2022.

Net Income
The Company’s net income for the year ended December 31, 2023 was $112.5 million, compared to net income of $131.8 million for the year ended December 31, 2022. The decrease was driven by the decrease in gross profit, changes to the fair value of warrant liabilities, earnout consideration liability and derivative liability, offset by the decrease in operating expenses.
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales	$378,476	$267,948	$110,528	41%
Cost of sales	$158,832	$123,099	$35,733	29%
Gross profit	219,644	144,849	74,795	52%
Operating expenses:
Selling, general and administrative expenses	104,749	63,424	41,325	65%
Income from operations	114,895	81,425	33,470	41%
Other income (expense), net	$21,280	$1,132	$20,148	1780%
Income before income taxes	136,175	82,557	53,618	65%
Income tax benefit	(4,360)	857	(5,217)	(609%)
Net income	131,815	83,414	48,401	58%
Net income attributable to redeemable non-controlling interests	113,158	80,260	32,898	41%
Net income attributable to CompoSecure, Inc	$18,657	$3,154	$15,503	492%

	Year Ended December 31,
	2022	2021
Gross Margin	58%	54%
Operating margin	30%	30%

Net Sales

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net sales by region:
Domestic	$295,423	$218,441	$76,982	35%
International	83,053	49,507	33,546	68%
Total	$378,476	$267,948	$110,528	41%
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
Other Expenses
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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$112,520	$131,815	$83,414
Add:
Depreciation	8,387	8,575	10,428
Taxes	4,556	4,360	(857)
Interest expense, net (1)	24,156	22,544	11,928
EBITDA	$149,619	$167,294	$104,913
Special management bonus expense	—	—	4,384
Equity compensation expense	17,562	11,465	6,113
Mark to market adjustments (2)	(22,145)	(42,533)	(13,060)
Adjusted EBITDA	$145,036	$136,226	$102,350

(1)Includes amortization of deferred financing costs for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated below:

	Year Ended December 31,
	2023	2022
	(in thousands) except per share amounts
Basic and Diluted:
Net Income	$112,520	$131,815
Add: provision for income taxes	4,556	4,360
Income before income taxes	117,076	136,175
Income tax expense (1)	(24,403)	(22,423)
Adjusted net income	92,673	113,752
Less: mark-to-market adjustments (2)	(22,284)	(42,267)
Add: stock-based compensation	17,562	11,465
Adjusted net income	$87,951	$82,950
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	78,619	75,697
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	8,094	8,094
Equity awards	3,651	4,183
Total Shares outstanding used in computing net income per share -diluted	90,364	87,974

Adjusted net income per share -basic	$1.12	$1.10
Adjusted net income per share -diluted	$0.97	$0.94

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
Equity-Based Compensation
The Company adopted its existing equity incentive plans in 2021 and 2015. See Note 10 for a detailed discussion of both the plans. The Company estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires the Company to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which the Company believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for the Company’s equity in 2020, the Company had utilized an appropriate index to estimate the volatility assumption when calculating the fair value of options granted during 2020. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. The Company had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. There were no option grants made during 2022 under 2015 incentive plans. The Company made certain grants under 2021 incentive plan during 2023 and 2022. See Note 10 in Notes to Consolidated Financial Statements in this Form 10-K.

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

There were a total of 657,160 shares subject to ASC 718, or 328,580 shares for each portion of the Earnouts. Upon the transaction date, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there was no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award was considered to be immediately vested from a service perspective, and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expense associated with the awards were accelerated and recognized on December 27, 2021. The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for the Earnouts that were fully expensed at the closing date, December 27, 2021:

Year Ended
12/27/2021
Valuation date share price	$9.95
Risk-free interest rate	0.98% - 1.12%
Expected volatility	57.92% - 58.88%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term	3 - 4 years

A 10% change in the Company’s equity-based compensation expense for the year ended December 31, 2022 and 2023 would have affected net income by approximately $1.0 million. The Company includes equity-based compensation expense in selling, general and administrative expenses in its consolidated statement of operations.

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

Tax Receivable Agreement Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. Pursuant to the Tax Receivable Agreement, the Company is required to pay to participating holders of membership units in Holdings, 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $25.4 million, $26.8 million and $24.5 million in tax receivable agreement liability as of December 31, 2023, 2022 and 2021, respectively which is recorded in the Company's consolidated balance sheets. The Company paid $2.4 million and $0.1 million in the year ended December 31, 2023 and December 31, 2022 to holders of interests in Holdings pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal year 2022 and 2021.

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

For the year ended December 31, 2023, Holdings distributed a total of $50.0 million of tax distributions to its members, of which $11.6 million was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38.4 million. For the year ended December 31, 2022, Holdings distributed a total of $44.4 million of tax distributions to its members, of which $8.1 million was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36.3 million.

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
As of December 31, 2023, the Company had cash and cash equivalents of $41.2 million and total debt principal outstanding of $340.3 million. As of December 31, 2022, the Company had cash and cash equivalents of $13.6 million and total debt principal outstanding of $363.1 million.
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
At December 31, 2023, the Company had $210.3 million of total debt outstanding under the Company’s existing credit facility, (the “2021 Credit Facility”). The credit facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of December 31, 2023. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company’s maintains a net leverage ratio as stipulated in the 2021 Credit Facility. As of December 31, 2023, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the 2021 Credit Facility. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021

Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of December 31, 2023, the effective interest rate on the Company’s 2021 Credit Facility was 7.80%.

In May 2023, certain lenders assigned their debt to certain other lenders under the Company's 2021 Credit Facility Pursuant to the assignment, approximately $0.3 million of additional costs incurred in connection with the assignment were capitalized as debt issuance costs and the remaining debt issuance cost of approximately $0.6 million related to the lenders, i.e. the assignor lenders were written off by the Company recorded in amortization of deferred financing cost reflected in Statements of Operations.

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company made a prepayment of $4.1 million and an excess cash flow payment of $13.8 million in the year ended December 31, 2023 and December 31, 2022, respectively, per the terms of the 2021 Credit Facility. The Company was in compliance with all financial covenants under the 2021 Credit Facility as of December 31, 2023. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.
On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per annum. Interest is payable semi-annually in arrears on each June 15 and December 15, which commenced on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. Additional interest may be payable as set forth in the Indenture. The Exchangeable Notes will mature in five years on December 15, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. See Note 7 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.
Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the year ended December 31, 2023 was $104.3 million compared to cash provided by its operating activities of $92.8 million during the year ended December 31, 2022. The increase in cash provided by operating activities of $11.5 million was primarily attributable to equity compensation expense of $17.6 million, depreciation and amortization expense of $8.4 million, amortization of deferred financing costs of $1.5 million and deferred tax expense of $2.7 million. This was partially offset by a decrease in net income of $112.5 million, changes in mark to market fair value net changes of $22.1 million, changes in working capital of $15.0 million and inventory reserve of $1.2 million.
Net Cash Used in Investing

Cash used in the Company’s investing activities for the year ended December 31, 2023 was $10.9 million, primarily relating to capital expenditures, compared to cash used in investing activities of $9.1 million for the year ended December 31, 2022.
Net Cash Used in Financing
Cash used in the Company’s financing activities for the year ended December 31, 2023 was $65.8 million, compared to cash used in the Company's financing activities for the year ended December 31, 2022 of $92.0 million. Cash used in financing activities for the year ended December 31, 2023 primarily related to distributions to non-controlling interest holders of $38.4 million, repayment of scheduled principal payments of term loan of $22.8 million, payment of $2.4 million related to the tax receivable liability, payments for taxes related to net share settlement of equity awards of $3.1 million and payment of $0.3 million for costs related to the 2021 term loan debt modification. This was partially offset by proceeds of $1.2 million pursuant to the exercise of equity awards and issuance of shares for employee stock purchase plan transactions. Cash used for the year ended December 31, 2022 primarily related to payment of issuance costs related to the Business Combination, repayment of scheduled term loan principal payments, repayment of cash withdrawn under the line of credit under the 2021 Credit Facility, and distributions to non-controlling interest.
Contractual Obligations

The following table summarizes, as of December 31, 2023, the Company’s material expected contractual cash obligations by future period (see Notes 7, 8 and 16 of Notes to Consolidated Financial Statements):

	Payments due by Period
	1 year or less	Years 2-3	Years 4-5	After Year 5	Total
	($ amounts in thousands)
Long-term Debt (1)	$10,313	$330,000	$—	$—	$340,313
Operating Leases (2)	2,421	4,742	1,758	359	9,280
Tax Receivable Agreement Liability (3)	1,425	2,997	3,112	17,840	25,374
Total	$14,159	$337,739	$4,870	$18,199	$374,967
(1)Includes principal only. See Note 7 to the Consolidated Financial Statements.
(2)See Note 8 to the Consolidated Financial Statements.
(3)The Company is obligated to make payments under the tax receivable agreement to holders of interests in Holdings. See Note 2 and 16 to the Consolidated Financial Statements.

As of December 31, 2023, the Company had inventory-related purchase commitments totaling approximately $36.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2023, CompoSecure had $210.3 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt and $130.0 million in long-term debt principal outstanding from the issuance of the Exchangeable Notes.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2023, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of December 31, 2023, the Company had the following interest rate swap agreements (in thousands):

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

The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5.3 million at December 31, 2023. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COMPOSECURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders'
CompoSecure, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CompoSecure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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
Iselin, New Jersey
March 12, 2024

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,216	$13,642
Accounts receivable, net	40,488	37,272
Inventories	52,540	42,374
Prepaid expenses and other current assets	5,133	3,824
Total current assets	139,377	97,112

Property and equipment, net	25,212	22,655
Right of use asset, net	7,473	8,932
Deferred tax asset	23,697	25,569
Derivative asset- interest rate swap	5,258	8,651
Deposits and other assets	24	24
Total assets	$201,041	$162,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	10,313	14,372
Current portion of lease liabilities	1,948	1,846
Current portion of tax receivable agreement liability	1,425	2,367
Accounts payable	5,193	7,127
Accrued expenses	11,986	10,154
Commission payable	4,429	3,317
Bonus payable	5,616	8,177
Total current liabilities	40,910	47,360

Long-term debt, net of deferred finance costs	198,331	216,276
Convertible notes	127,832	127,348
Derivative liability - convertible notes redemption make-whole provision	425	285
Warrant liability	8,294	16,341
Lease liabilities	6,220	7,766
Tax receivable agreement liability	23,949	24,475
Earnout consideration liability	853	15,090
Total liabilities	406,814	454,941

Commitments and contingencies (Note 16)

Redeemable non-controlling interest	596,587	600,234

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 19,415,123 and 16,446,748 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized 59,958,422 and 60,325,057 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	6
Additional paid in capital	39,466	24,107
Accumulated other comprehensive income	4,991	8,283
Accumulated deficit	(846,825)	(924,630)
Total stockholders' deficit	$(802,360)	$(892,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$201,041	$162,943

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations
($ in thousands except per share amounts)

	Years Ended December 31,
	2023	2022	2021

Net sales	$390,629	$378,476	$267,948
Cost of sales	181,547	158,832	123,099
Gross profit	209,082	219,644	144,849
Operating expenses:
Selling, general and administrative expenses	89,995	104,749	63,424
Income from operations	119,087	114,895	81,425

Other income (expense):
Revaluation of warrant liability	8,047	18,930	3,485
Revaluation of earnout consideration liability	14,237	23,337	9,575
Change in fair value of derivative liability - convertible notes redemption make-whole provision	(139)	266	—
Interest expense, net of interest income of $4,977, $1,249 and $0 in 2023, 2022 and 2021, respectively	(22,548)	(20,129)	(10,235)
Amortization of deferred financing costs	(1,608)	(2,415)	(1,693)
Other income	—	1,291	—
Total other income (expense), net	(2,011)	21,280	1,132
Income before income taxes	117,076	136,175	82,557
Income tax (expense) benefit	(4,556)	(4,360)	857
Net income	112,520	131,815	83,414

Net income attributable to redeemable non-controlling interests (1)	$93,281	$113,158	$80,260
Net income attributable to CompoSecure, Inc (1)	$19,239	$18,657	$3,154

Net income per share attributable to Class A common stockholders - basic (2)	$1.03	$1.21	$0.21
Net income per share attributable to Class A common stockholders - diluted (2)	$0.96	$1.13	$0.12

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic	18,661	15,372	14,930
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted	35,312	32,555	94,570

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

(2) The amounts for the year ended December 31, 2021 represent basic and diluted net income per share of Class A common stock and weighted average shares of Class A common stock outstanding for the prorated period from December 27, 2021 (the date of the Business Combination) through December 31, 2021, the period following the Business Combination. Effective April 1, 2022, the Company changed its methodology to apply its accounting policy to calculate the basic and diluted earnings per share for the periods presented. See Note 1 and Note 15.
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income
($ in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$112,520	$131,815	$83,414
Other comprehensive income, net:
Unrealized gain (loss) on derivative - interest rate swap (net of tax)	(3,292)	8,283	—
Total other comprehensive income, net	(3,292)	8,283	—
Comprehensive income	$109,228	$140,098	$83,414

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity	Interest
Balance as of December 31, 2020	—	—	61,136,800	$6	$6,148	$—	$(198,708)	$(192,554)	$—
Distributions	—	—	—	—	—	—	(226,643)	(226,643)	—
Business combination, PIPE financing and others	14,929,982	1	—	—	—	—	(77,981)	(77,980)	—
Stock-based compensation	—	—	—	—	6,113	—	—	6,113	—
Net income	—	—	—	—	—	—	3,154	3,154	80,260
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	(528,051)	(528,051)	528,051
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Distributions to non-controlling interests	—	—	—	—	—	—	(36,293)	(36,293)	—
Stock-based compensation	—	—	—	—	11,465	—	—	11,465	—
Issuance costs related to business combination	—	—	—	—	(726)	—	—	(726)	—
Net income	—	—	—	—	—	—	18,657	18,657	113,158
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	705,023	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	82	—	—	82	—
Class A common stock issued pursuant to Class B common stock exchanges	811,743	1	(811,743)	—	—	—	—	1	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	8,283	—	8,283	—
Tax receivable agreement liability	—	—	—	—	1,025	—	—	1,025	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	121,235	121,235	(121,235)
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(38,362)	(38,362)	—
Stock-based compensation	—	—	—	—	17,562	—	—	17,562	—
Net income	—	—	—	—	—	—	19,239	19,239	93,281
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	2,601,740	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	1,196	—	—	1,196	—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,126)	—	—	(3,126)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—	—	—	—	—	—
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(3,292)	—	(3,292)	—
Tax receivable agreement liability	—	—	—	—	(273)	—	—	(273)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	96,928	96,928	(96,928)
Balance as of December 31, 2023	19,415,123	2	59,958,422	6	39,466	4,991	-846,825	-802,360	596,587

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net income	$112,520	$131,815	$83,414
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	8,387	8,575	10,428
Equity-based compensation expense	17,562	11,465	6,113
Inventory reserve	(1,182)	1,668	600
Amortization of deferred finance costs	1,546	2,345	1,654
Change in fair value of earnout consideration liability	(14,237)	(23,337)	(9,575)
Revaluation of warrant liability	(8,047)	(18,930)	(3,485)
Change in fair value of derivative liability	139	(266)	—
Deferred tax (benefit) expense	2,667	3,193	(857)
Changes in assets and liabilities
Accounts receivable	(3,216)	(9,347)	(19,133)
Inventories	(8,984)	(18,237)	3,792
Prepaid expenses and other assets	(1,309)	(1,228)	(1,519)
Accounts payable	(1,934)	68	4,637
Accrued expenses	1,833	23	1,665
Deposits and other assets	—	(14)	—
Other liabilities	(1,433)	4,990	46
Net cash provided by operating activities	104,312	92,783	77,780

Cash flows from investing activities
Acquisition of property and equipment	(10,944)	(9,053)	(4,746)
Net cash used in investing activities	(10,944)	(9,053)	(4,746)

Cash flows from financing activities

Business combination and PIPE financing	—	—	60,826
Proceeds from employee stock purchase plan and exercise of equity awards	1,196	82	—
Proceeds from convertible notes	—	—	127,400
Payment of line of credit	—	(15,000)	(5,000)
Proceeds from term loan	—	—	250,000
Payment of term loan	(22,810)	(16,878)	(240,000)
Payments for taxes related to net share settlement of equity awards	(3,126)	—	—
Payment of tax receivable agreement liability	(2,436)	(110)	—
Deferred finance costs related to debt modification	(256)	—	(1,860)
Distributions pursuant to the business combination	—	—	(218,300)
Distributions	(38,362)	(36,293)	(22,334)
Issuance cost related to business combination	—	(23,833)	(15,244)
Net cash used in financing activities	(65,794)	(92,032)	(64,512)

Net increase (decrease) in cash and cash equivalents	27,574	(8,302)	8,522

Cash and cash equivalents, beginning of period	13,642	21,944	13,422

Cash and cash equivalents, end of period	$41,216	$13,642	$21,944

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$27,247	$21,379	$10,101
Cash paid for income taxes	$2,760	$858	$—
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$5,258	$8,651	$—
Issuance costs payable	$—	$—	$23,107
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

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase its customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

On December 27, 2021 (the "Closing Date"), Roman DBDR Tech Acquisition Corp ("Roman DBDR") consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and CompoSecure Holdings, L.L.C., a Delaware limited liability company ("Holdings"). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was affected through the merger of Merger Sub with and into Holdings, with Holdings as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the "Business Combination"). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure, Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Holdings' members prior to the Business Combination having a majority of the voting interests in the combined company, Holdings' operations comprising the ongoing operations of the combined company, Holdings' members and officers comprising a majority of the board of directors of the combined company, and Holdings' senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR were stated at historical cost, with no goodwill or other intangible assets recorded. While Roman DBDR was the legal acquirer in the Business Combination, because Holdings was deemed the accounting acquirer, the historical financial statements of Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Holdings prior to the Business Combination; (ii) the combined results of the Company and Holdings following the closing of the Business Combination; (iii) the assets and liabilities of Holdings at their historical cost; and (iv) the Company’s equity structure for all periods presented. In accordance with guidance applicable to these circumstances, the equity structure was restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Holdings' equity holders in connection with

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Holdings' common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, L.L.C. and the related deferred tax asset. CompoSecure Holdings, L.L.C. is an entity taxed as a partnership for U.S. federal income tax purposes and owned by both the historical owners and CompoSecure, Inc. By virtue of our control of CompoSecure Holdings, L.L.C.’s board of managers, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure Holdings, L.L.C. As a result, we consolidate CompoSecure Holdings, L.L.C.’s financial results and report a non-controlling interest related to the CompoSecure Holdings, L.L.C.'s units not owned by the Company.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities from the purchase date of three months or less that can be readily convertible into known amounts of cash. Cash and cash equivalents are held at recognized U.S. financial institutions. Interest earned is reported in the consolidated statements of operations. The carrying amount of cash and cash equivalents approximates its fair value due to its short and liquid nature.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Accounts Receivable

Accounts receivable are recognized net of allowances for credit losses. Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any accounts receivable allowance for doubtful accounts at December 31, 2023 and 2022.

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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2023 and 2022.

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

Shipping and Handling Costs
Costs incurred in shipping and handling are recognized in Cost of goods sold in the consolidated statements of operations. Total Shipping and handling costs were approximately $2,286, $2,755 and $2,308 for the years ended December 31, 2023, 2022, and 2021, respectively. Research and development costs are expensed as incurred and were $6,780, $6,723 and $2,701 for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising
The Company expenses the cost of advertising as incurred. Advertising expense of approximately $5,020, $11,808, and $17,434 for the years ended December 31, 2023, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38,362. For the year ended December 31, 2022, Holdings distributed a total of $44,434 of tax distributions to its members, of which $8,141 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36,293.

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

Earnout Consideration
As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings' Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until expiration, and any change in fair value is recognized in revaluation of Earnout consideration liability in the Company's consolidated statements of operations. The Earnouts expire in two phases, half of which expire upon a 3 year anniversary upon the initial closing date and half upon the 4 year anniversary. A portion of the liability was considered compensation and fully expensed at December 27, 2021. See Note 10 and 12.

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

Tax Receivable Agreement Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings as of the date of the Business Combination (the "TRA Holders"). Pursuant to the Tax Receivable Agreement, the Company is required to pay to the TRA Holders 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $25,374 and $26,842 in tax receivable agreement liability as of December

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
31, 2023 and 2022, respectively which is reported in the Company's consolidated balance sheets. The Company paid $2,436 and $110 in the year ended December 31, 2023 and December 31, 2022, respectively to the TRA Holders pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal year 2022 and 2021.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2023, 2022, and 2021 were salaries and commissions of $30,108, $35,650, and $16,103, and professional fees of $13,664, $14,024, and $11,134, respectively.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, warrants, earnout consideration and interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2023 and December 31, 2022, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the Company’s Exchangeable Notes without the make-whole feature, was approximately $118,000 and $100,000, as of December 31, 2023 and 2022 respectively. The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 12.

Segments

The Company is managed and operated as one business as the entire business is managed by a single management team that reports to the Chief Executive Officer and President. The Company's chief operating decision-maker ("CODM") is its Chief Executive Officer and President, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. The Company does not operate separate lines of business with respect to any of its products and does not review discrete financial information to allocate resources to separate products or by location. Accordingly, the Company views its business as one reportable segment.

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
Recent Accounting Pronouncements – Not Yet Adopted
On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this Update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: the rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company is evaluating the impact of this ASU on the Company's financial statements.

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
Disaggregation of Revenue
The percentages present the Company’s revenue disaggregated by customer. The majority of the Company’s revenue is earned within these major contracts, with aggregate revenue from the two top customers comprising approximately 70.5%, 67.3% and 71.9% of total revenue in 2023, 2022 and 2021, respectively.

5. INVENTORIES
The major classes of inventories were as follows:

	December 31,
	2023	2022
Raw materials	$50,867	$43,313
Work in process	4,110	2,892
Finished goods	662	450
Inventory reserve	(3,099)	(4,281)
	$52,540	$42,374

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

		December 31,
	Useful Life	2023	2022
Machinery and equipment	5 - 10 years	$72,538	$64,626
Furniture and fixtures	3 - 5 years	987	987
Computer equipment	3 - 5 years	927	927
Leasehold improvements	Shorter of lease term or estimated useful life	14,981	11,993
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,924
Construction in progress		4,189	4,145
Total		96,810	85,866
Less: Accumulated depreciation and amortization		(71,598)	(63,211)
Property and equipment, net		$25,212	$22,655

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021, was $8,387, $8,575, and $10,428, respectively.

7. DEBT
Exchangeable Senior Notes

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per annum, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 15, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A Common Stock.

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

The Indenture contains customary terms and covenants and events of default. Upon an event of default as defined in the Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Exchangeable Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately, and upon any such declaration, the same shall become and shall automatically be immediately due and payable. Upon an event of default in the payment of interest, the Company may elect the sole remedy to be the payment of additional interest of 0.25% for the first 90 days after the occurrence of such an event of default and 0.50% for day s 91-180 after the occurrence of such an event of default. The Company was in compliance with all financial covenants under the 2021 Credit Facility as of December 31, 2023.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation. The fair value of the optional redemption with a make-whole provision feature derivative was determined based on the difference between the fair value of the notes with the redemption with a make-whole provision feature and the fair value of the notes without the redemption with a make-whole provision feature. The Company employed a Lattice model and to determine that the fair value of the derivative upon issuance of the Exchangeable Notes was $552 and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the notes on the closing date, or December 27, 2021. The optional redemption with a make-whole provision feature will be measured at fair value on a quarterly basis and the change in the fair value for the period will be recorded on the consolidated statements of operations. The Company determined that the change in fair value from December 27, 2021 to December 31, 2021 was not material. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $425 at December 31, 2023 and $285 at December 31, 2022 . The Company recorded an unfavorable change of $139 for the year ended December 31, 2023 and a favorable change of $266 for the year ended December 31, 2022.

The Company determined that the expected life of the Exchangeable Notes was equal to the period through December 15, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the year ended December 31, 2023 and December 31, 2022, the Company recognized $9,585 and $9,536, respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.
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

In February 2023, the Company amended the 2021 Credit Facility to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% as determined by the Company’s prevailing Leverage Ratio for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility).

In May 2023, certain lenders under the Company's 2021 Credit Facility transferred their debt to certain other lenders. Approximately $257 of additional costs incurred by the Company in connection with the transfers were capitalized as debt issuance costs. In addition, approximately $589 deferred finance fees incurred by the Company at the inception of the 2021 Credit Facility and relating to the transferring lenders were written off by the Company.

Interest on the Revolver and Term Loan were based the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% the quoted SOFR rate plus the applicable margin of 2.75%. At December 31, 2023 and 2022, the effective interest rate on the Revolver and Term Loan was 7.80% and 5.15% per annum, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60 million Revolver commitment.

The 2021 Credit Facility is fully secured by substantially all of the assets of the Company. The terms of the credit facility imposes financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At December 31, 2023, the Company was in compliance with all financial covenants.

The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company made a prepayment of $4,060 and $13,753 related to the credit facilities in the year ended December 31, 2023 and December 31, 2022 per the terms of the facilities. At December 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
As of December 31, 2023 and December 31, 2022, there were no balances outstanding on the Revolver. At December 31, 2023, there was $60,000 of availability for borrowing under the Revolver.

The Company recognized balances payable under all borrowing facilities as $19,513, $14,188 and $11,928, of interest expense related to the Exchangeable Notes, Revolver and Term Loan for the years ended December 31, 2023, 2022, and 2021, respectively.

The balances payable under all borrowing facilities are as follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	December 31, 2023			December 31, 2022
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$210,313	$130,000	$340,313	$233,122	$130,000	$363,122
Less: current portion of term loan (scheduled payments)	(10,313)	—	(10,313)	(14,372)	—	(14,372)
Less: net deferred financing and discount costs	(1,669)	(2,168)	(3,837)	(2,474)	(2,652)	(5,126)
Total Long Term debt	$198,331	$127,832	$326,163	$216,276	$127,348	$343,624
Derivative liability - redemption with make-whole provision		$425			$285

The maturity of the all the borrowings facilities is as follows:

Years
2024	$10,313
2025	200,000
2026	130,000
Total debt	$340,313

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement . The Company recognized $400 gain upon the settlement of the November 2020 interest rate swap agreement in interest income reflected in statements of operations. At December 31, 2023, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes utilizing the hypothetical derivative method. The Company has determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5,258 and $8,651 at December 31, 2023 and December 31, 2022, respectively . The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.The company reclassifies the realized gains and losses from other comprehensive income to interest income. The interest rate swap converted to SOFR from LIBOR at the same time as the amendment of 2021 Credit Facility in February 2023.

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
Effective August 1, 2014, the Company entered into a 4-year lease for additional office and manufacturing space in Somerset, New Jersey terminating on July 31, 2018. The lease contains escalating rental payments. The Company has the option to extend the term for two periods of two years each. The Company had exercised both renewal options with last one exercised in 2020 for additional three years expiring on August 31, 2023. The base rent is currently approximately $106 per year, which reflects an annual 3% escalation factor. Effective November 1, 2023, the Company further extended the lease for additional 3-years. There is no renewal option available under the lease. The base rent is currently approximately $108 per year, which reflects an annual 4% escalation factor.

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
The weighted-average remaining lease term for our operating leases was 4.0 years at December 31, 2023. The weighted-average discount rate was 3.82% at December 31, 2023.
ROU assets and lease liabilities related to our operating leases are as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right-of-use assets	Right of use assets	$7,473	$8,932
Current lease liabilities	Current portion of lease liabilities	1,948	1,846
Non-current lease liabilities	Non-current portion of lease liabilities	6,220	7,766
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$1,829	$1,854	$1,305
Variable lease cost	897	653	444
Total lease cost	$2,726	$2,507	$1,749
Future minimum commitments under all non-cancelable operating leases are as follows:

2024	$2,421

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

2025	2,502
2026	2,240
2027	912
2028	846
Later years	359
Total lease payments	9,280
Less: Imputed interest	(1,112)
Present value of lease liabilities	$8,168
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,303	$1,700	$1,272
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$491	$5,104	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
9. EQUITY STRUCTURE
Shares Authorized

As of December 31, 2023, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of December 31, 2023, there were 19,415,123 shares of Class A Common Stock issued and outstanding, 59,958,422 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Warrants

As of December 31, 2023 and 2022, the Company had 0 and 10,837,400 shares private warrants outstanding. Each private warrant entitles the registered holder to purchase share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price. As of December 31, 2023, the holder of private warrants had sold an aggregate of 10,837,400 private warrants in open market transactions resulting in such private warrants becoming public warrants.

As of December 31, 2023 and 2022, the Company had 22,415,389 and 11,578,000 shares public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Holdings as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of December 31, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 on December 31, 2023. The redemption value is calculated by multiplying the 59,958,422 Class B Units by the $9.95 trading price of our Class A common stock on December 27, 2021.

10. EQUITY COMPENSATION
The following table summarizes share-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Year Ended December 31,
	2023	2022	2021
Stock option expense	$305	$1,228	$1,310
Earnout consideration	—	—	4,610
Restricted stock unit expense	14,753	10,173	—
Performance stock unit expense	2,369	—	—
Employee stock purchase plan	135	25	—
Incentive units	—	39	193
Total stock-based compensation expense	$17,562	$11,465	$6,113

Equity Incentive Plan

In connection with the business combination consummated on December 27, 2021, the Company established CompoSecure, Inc. 2021 Incentive Equity Plan (the “2021 Plan”) effective as of December 27, 2021. The purpose of the 2021 Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of directors of the Company, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The aggregate authorized number of shares of Class A common stock that may be issued or transferred as of December 31, 2023 under the 2021 Plan was 6,680,253 shares of Class A common stock plus the number of shares of Class A stock underlying grants issued under the Company’s existing amended and restated equity compensation Plan that expire, terminate or are otherwise forfeited without being exercised. Pursuant to this provision, effective January 1, 2024, the shares of Class A common stock authorized under the 2021 Plan were increased by 3,321,334 shares, for a new aggregate authorized number of shares of 10,033,262. The aggregate authorized number of shares of Class A common stock that may be issued or transferred as of December 31, 2022 under the Plan was 12,030,280 shares of Class A common stock plus the number of shares of Class A stock underlying grants issued under the Company’s existing amended and restated equity compensation Plan that expire, terminate or are otherwise forfeited without being exercised. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Stock that may be issued or transferred under the Plan shall be increased by an amount of shares of Class A Stock equal to 4% of the aggregate number of shares of Class A stock and Class B stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares of Class A Stock as may be determined by the Board.

In the year ended December 31, 2023 and December 31, 2022, under the 2021 plan, the Company granted Restricted stock units (“RSU”) to employees generally vesting over a period of two years and four years. RSUs granted to board of directors generally vest over a period of one year. The restricted stock will generally be forfeited upon termination of an employee prior to vesting. The fair value of each RSU is based on the market value of our stock on the date of grant. The Company also awarded 449,380 Performance stock units ("PSUs") to one officer in the year ended December 31, 2022, for which vesting was based on the achievement of certain market performance targets. The Company also awarded 658,156 PSUs to officers in the year ended December 31, 2023, for which vesting was based on the achievement of certain performance targets. For the market based award its determined at the grant date. The performance based awards are adjusted each reporting date based on probability. At the grant date, the Company performed a valuation which took into consideration all the key terms and conditions of the award under Topic 718. The valuation of the PSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

A summary of RSU and PSU activity under the Plan during the year ended December 31, 2023 is presented below:

Restricted Stock Unit Activity

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Number of Shares
Outstanding at January 1, 2023	5,497,066
Granted	1,881,852
Vested	(1,575,648)
Forfeited	(151,375)
Nonvested at December 31, 2023	5,651,895

Unrecognized compensation expense for the RSU was $26,441 as of December 31,2023.

Performance and Market based Stock Units Activity

Number of Shares
Outstanding at January 1, 2023	449,380
Granted	658,156
Vested	—
Forfeited	—
Nonvested at December 31, 2023	1,107,536

Unrecognized compensation expense for the PSU was $3,402 as of December 31,2023.

Earnouts

Number of Shares
Outstanding at January 1, 2023	657,160
Granted	—
Vested	—
Nonvested at December 31, 2023	657,160

Employee Stock Purchase Plan
Effective December 27, 2021, the Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”). The Company had authorized 2,411,452 aggregate number of shares of Class A Common Stock reserved for sale pursuant to the ESPP Plan. The ESPP permits participating eligible employees to purchase class A common stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount at the lower of the closing price of the Common Stock on the Nasdaq Global Market on the first day of the offering period or the last trading day of each purchase period. The Board may suspend or terminate the ESPP at any time to become effective immediately following the close of any offering period. As of December 31, 2023 and December 31, 2022 , there were 2,312,747 and 2,393,193 shares of Class A common stock remaining authorized for issuance under the ESPP. The Company will recognize the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the period in which the employees will begin participating in the ESPP. As of December 31, 2021, employee contributions had not yet commenced. For the year ended December 31, 2022, the Company issued 18,259 shares and recognized compensation expense of $25. For the year ended December 31, 2023, the Company issued 80,446 shares and recognized compensation expense of $135.

Holdings' 2015 Incentive Plan

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

Upon consummation of the Business Combination on December 27, 2021 (see Note 3), Holdings amended and restated its 2015 Plan and the holders of issued and outstanding equity of 2015 Plan received a combination of cash consideration, certain newly-issued membership units of Holdings and shares of newly-issued class B common stock of the Company, which have no economic value, but entitle the holder to one vote per issued share and were issued on a one-for-one basis for each Holdings Unit retained by the holder following the Merger. All incentive units available for grants under the 2015 Plan at the time of the consummation will be made available for new award grants under the 2021 Plan and no further awards will be granted under the 2015 Plan. As a result, all of the options, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction were assumed by the Company and converted into an option to purchase shares of class A common stock. Each converted options continue to have and be subject to substantially the same material terms and conditions as were applicable to such options under the 2015 Plan except that each converted option shall be exercisable for, and represent the right to acquire, that number of shares of Class A common stock equal to the product (rounded down to the nearest whole number) of (A) the number of Units subject to the converted option immediately before the merger effective time multiplied by (B) the equity award exchange Ratio at an exercise price per share equal to the quotient of (i) the exercise price per unit of such converted option immediately before the consummation of the Business Combination divided by (ii) the Equity Award Exchange Ratio (rounding the resulting exercise price up to the nearest whole cent). Except as specifically provided in the Business Combination Agreement, following the Business Combination, each exchanged option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Holdings 2015 Plan immediately prior to the consummation of the Business Combination. As a result of the modification, all of 9,778 options outstanding right before the Business Combination were recapitalized into 6,823,006 options of which 1,413,235 were settled and 5,409,771 remained outstanding at December 31, 2021. A total of 644,226 options were exercised in the year ended December 31, 2022 and 4,765,545 options remained outstanding at December 31, 2022. A total of 1,487,082 options were exercised in the year ended December 31, 2023 and 3,278,463 options remained outstanding at December 31, 2023. There was no incremental expense recognized since the options were recapitalized with terms consistent with prior awards and there were no incremental changes to fair value. There were a total of twelve grantees affected by the recapitalization.

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

The following table sets forth the options activity under the Holdings' equity plan which was assumed by the Company and recapitalized for the year ended December 31, 2023:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	4,765,545	$1.44	4.8	$16,939
Granted	—	—	—	—
Exercised	1,487,082	$0.41	1.5	$9,465
Outstanding at December 31, 2023	3,278,463	$1.88	2.9	$11,780
Vested and expected to vest at December 31, 2023	3,278,463	$1.88	2.9	$11,780
Exercisable at December 31, 2023	3,274,954	$1.88	2.9	$11,780

The weighted average calculated grant date fair value per time-vested option granted during the year ended December 31, 2020 was $6.36. The Company recognized approximately $305, $1,228, and $1,310 of compensation expense for the options in selling, general and administrative expenses in the accompanying consolidated statements of operations in 2023, 2022, and 2021, respectively.

The number of options exercisable and vested as of December 31, 2023, 2022, and 2021 were 3,274,954, 4,616,197 and 4,947,921 respectively. The weighted average exercise price of options exercisable and vested is $1.88, $1.29, and $1.26 for years ended December 31, 2023, 2022, and 2021, respectively. The weighted average remaining contractual years term (years) per options exercisable as of December 31, 2023, 2022, and 2021 is 2.9, 3.1, and 3.9, respectively. Unrecognized compensation expense for the options of approximately $3 is expected to be recognized during the next one year.

Profits Interest (Incentive Units)
On May 11, 2017, the members of the Holdings executed a Limited Liability Company Agreement for an entity formed in 2016 titled CompoSecure Employee LLC. The purpose of the entity was to hold Operating Incentive units. In May 2017, the Company granted 1,320,765 incentive units with a profits interest hurdle of $232,232. No interests were granted during the period ended December 31, 2023 and December 31, 2022. Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into class B common stock. The total class B common stock related to the conversion outstanding were 1,236,027 as of December 31, 2023.

The Company recognized approximately $0, $39, and $193 of compensation expense for the incentive units in selling, general and administrative expenses in the accompanying consolidated statements of operations in 2023, 2022, and 2021, respectively. No unrecognized compensation expense remained for the incentive units as of December 31, 2023.

11. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the years ended December 31, 2023, 2022, and 2021 was approximately $1,813, $1,614, and $1,102 respectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Deferred Compensation Plan
The Company has a self-administered deferred compensation plan that accrues a liability for the benefit of certain employees equal to 0.25% year-over-year change in Earnings Before Interest Depreciation “EBITDA” that began in 2014. The total liability was $0 and $242 at December 31, 2023 and 2022 and is recorded in other liabilities on the balance sheet. The Plan vests over a seven year period according to the following vesting schedule: Year 1 – 0.0%, Year 2 – 5.0%, Year 3 – 15.0%, Year 4 – 20.0%, Year 5 – 30.0%, Year 6 – 50.0%, Year 7 – 100%. The plan was terminated in the year ended December 31, 2021 and the remaining liability was paid in the year ended December 31, 2023.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Public warrants	$8,294	$—	$—	$8,294
Private warrants	—	—	—	—
Earnout consideration	—	—	853	853
Derivative liability - redemption with make-whole provision	—	—	425	425
December 31, 2022
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$8,651	$—	$8,651
Liabilities Carried at Fair Value:
Public warrants	$8,105	$—	$—	$8,105
Private warrants	—	—	8,236	8,236
Earnout consideration	—	—	15,090	15,090
Derivative liability - redemption with make-whole provision	—	—	285	285

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 7.

Warrant Liability

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
As a result of the Business Combination, the Company had assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities were remeasured at December 31, 2023 and December 31,2022, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Assumed warrant liability upon business combination at December 27, 2021	$38,756
Change in estimated fair value	(3,485)
Estimated fair value at December 31, 2021	$35,271
Change in estimated fair value	(18,930)
Estimated fair value at December 31, 2022	$16,341
Change in estimated fair value	(8,047)
Estimated fair value at December 31, 2023	$8,294

The Public Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model.

The fair value of Private Placement Warrants has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in Earnout consideration based on the achievement of certain stock price thresholds. See also Note 10. Earnout consideration liabilities held by Holdings' holders (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value in accordance with ASC 815-40-30-1. Subsequently, the liability for Earnouts will be remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815-40-35-4. The Company established the initial fair value for the earnouts at the closing date on December 27, 2021 using a Monte Carlo simulation model. The Company remeasured the fair value of the earnouts at December 31, 2021, December 31, 2022 and December 31, 2023. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

Earnout Consideration Liability
Fair value recognized upon business combination	$48,002
Change in estimated fair value	(9,575)
Estimated fair value at December 31, 2021	$38,427
Change in estimated fair value	(23,337)
Estimated fair value at December 31, 2022	$15,090
Change in estimated fair value	(14,237)
Estimated fair value at December 31, 2023	$853

The following assumptions were used to determine the fair value of the Earnout considerations for the periods indicated below:

	12/31/2023	12/31/2022	12/31/2021
Valuation date share price	$5.40	$4.91	$8.21
Risk-free interest rate	4.23% - 4.79%	4.22% - 4.41%	0.97% - 1.12%
Expected volatility	35% - 42.5%	75% - 80%	67.5%
Expected dividends	0%	0%	0%
Expected term (years)	1-2 years	2 - 3 years	3 - 4 years

The fair value of Earnout consideration liabilities have been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. The expected term assumption reflected the period for which the the options will remain outstanding. To determine volatility, the Company had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the reporting date. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

13. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Year Ended December 31,
	2023	2022	2021
Net sales by country
Domestic	$321,470	$295,423	$218,441
International	69,159	83,053	49,507
Total	$390,629	$378,476	$267,948

The Company’s principal direct customers as of December 31, 2023 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
Two customers individually accounted for more than 10% of the Company’s revenue or 70.5% of total revenue for the year ended December 31, 2023. Two customers individually accounted for more than 10% of the Company’s revenue or 67.3% of total revenue for the year ended December 31, 2022. Two customers individually accounted for more than 10% of the Company’s revenue or 71.9% of total revenue for the year ended December 31, 2021. Two customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 73% as of December 31, 2023 and two customers individually accounted for 10% of total accounts receivable or 63% as of December 31, 2022, respectively.

The Company primarily relied on three vendor that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2023. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2022.

14. INCOME TAXES

The Company recorded income tax provision of $4,556 and $4,360 for the year ended December 31, 2023 and December 31, 2022 and income tax benefit of $857 for the prorated period from December 27, 2021 to December 31, 2021. No provisions/benefits were made for federal or state income taxes for the year ended December 31, 2021 as prior to the Business Combination, the Company was not subject to income taxes due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. The Company is currently under audit by federal tax authorities for fiscal 2020. There have been no proposed adjustments at this stage of the examination. The examination is expected to be finalized in fiscal 2024. The Company does not expect any material impact to the financial statements due to settlement of this audit.

Income before the provision and benefit for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Income before income taxes	$117,076	$136,175	$82,557
Income before income taxes attributable to period subsequent to business combination for the year ended December 31, 2021 (1)	$—	$—	$12,206

(1) The income before income taxes for the year ended December 31, 2021 was attributable only to prorated period subsequent to the consummation of the Business Combination on December 27, 2021.

The Company calculated income taxes on prorated income only for the days remaining subsequent to the Business Combination for the year ended December 31, 2021. The components of the benefit for income taxes for the year ended December 31, 2023, December 31, 2022 and December 31, 2021 consisted of the following:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$1,810	$1,140	$—
State	79	27	—
	1,889	1,167	—
Deferred:
Federal	3,091	3,477	(856)
State	(424)	(284)	(1)
	2,667	3,193	(857)
Total Provision (benefit) from income taxes	$4,556	$4,360	(857)

The reconciliation of income taxes at the federal statutory rate to provision for income taxes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.00%	21.00%	21.00%
State taxes	0.72%	0.28%	0.03%
Valuation allowances	3.26%	1.11%	—
NCI adjustment	(17.37)%	(17.52)%	(18.53)%
Permanent differences	(3.82)%	(0.64)%	(3.35)%
OCI Adjustment	0.09%	(0.27)%	—%
Other temporary differences	0.01%	(0.76)%	—%
Effective income tax rate	3.89%	3.20%	(0.85)%

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)
The components of the deferred tax assets were as follows:

	Year Ended December 31,
	2023	2022	2021
Deferred Tax Assets:
Investment in Holdings	$34,162	$32,256	$29,102
Imputed Interest	727	686	623
Earnout consideration liability	—	—	970
Stock Options/ RSU's	1	—	—
Net operating loss carryforward	—	—	819
Total deferred tax assets	$34,890	$32,942	$31,514
Valuation Allowance	(11,193)	(7,373)	(5,864)
Total deferred tax assets net of valuation allowance	$23,697	$25,569	$25,650

The deferred taxes primarily result from the Business Combination where the Company recorded a carryover basis on all assets for financial accounting purposes and a fair value step-up on a portion of the assets for income tax purposes. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined that it was “more likely than not” that the Company’s deferred tax assets would not be fully realized. As of December 31, 2023, the Company determined that considering all of these factors, a $11,193 valuation allowance would be established, an increase in valuation allowance of $3,820 compared to the year ended December 31, 2022. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2023, or 2022. Additionally, there were no interest or penalties outstanding as of the fiscal year ended December 31, 2023 and December 31, 2022.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Year Ended December 31,
	2023	2022	2021
Basic and diluted:
Net income	$112,520	$131,815	$83,414
Less: Net income attributable to non-controlling interest	93,281	113,158	80,260
Net income attributable to Class A Common shareholders	$19,239	$18,657	$3,154
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes and class B units	14,825	18,017	7,943
Net income attributable to Class A Common shareholders after adjustment	$34,064	$36,674	$11,097
Weighted average common shares outstanding used in computing net income per share - basic	18,660,872	15,372,422	14,929,982
Plus: net effect of dilutive equity awards, exchangeable notes and class B units	16,651,239	17,182,895	79,639,876
Weighted average common shares outstanding used in computing net income per share - diluted	35,312,111	32,555,317	94,569,858
Net income per share—basic	$1.03	$1.21	$0.21
Net income per share—diluted	$0.96	$1.13	$0.12

Basic earnings per share for the year ended December 31, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $19,239 divided by 18,660,872 of weighted average Class A common shares outstanding at December 31,2023. Diluted earnings per share was calculated by dividing net income adjusted for net effects of dilutive equity awards and exchangeable notes of $34,064, divided by 35,312,111 of weighted average common shares after adjusting for the net effects of dilutive equity awards and exchangeable notes outstanding at December 31, 2023.

Basic earnings per share for the year ended December 31, 2022 was calculated by dividing net income attributable to Class A Common shareholders of $18,657 divided by 15,372,422 of weighted average Class A common shares outstanding at December 31, 2022. Diluted earnings per share was calculated by dividing net income adjusted for net effects of dilutive equity award and exchangeable notes of $36,674 divided by 32,555,317 of weighted average common shares after adjusting for the net effects of dilutive equity awards and exchangeable notes outstanding at December 31, 2022.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
("$ in thousands" - except share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Potentially dilutive securities:
Warrants	22,415,400	22,415,400	22,415,400
Class B common shares	59,958,422	60,325,057	—
Earnout consideration shares	7,500,000	7,500,000	7,500,000
Equity awards	2,679,833	3,461,502	—
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

As of December 31, 2023, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2024	$1,425
2025	1,484
2026	1,513
2027	1,544
2028	1,568
Later years	17,840
Total Payments	$25,374

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

17. RELATED PARTY TRANSACTIONS
In November 2015, the Company entered into a sales representation agreement with a third party, partially owned by an individual who was then a member of Holdings' Board of Managers. The individual was a Class B stockholder of the
Company at December 31, 2022 and no longer a stockholder as of December 31, 2023. In 2016, the Company commenced litigation against such third party seeking a judicial determination that the sales representation agreement was void and unenforceable, among other claims. In February 2018, the trial court ruled against Holdings in the litigation, concluding that the sales representation agreement was valid and enforceable. Holdings appealed the ruling, however, the ruling was upheld. As a result of the ruling, Holdings was instructed to pay the commissions in accordance with the terms of the sales representation agreement, interest related to the commissions, and legal fees on behalf of the third party. Expenses relating to this agreement for the years ended December 31, 2023, 2022, and 2021 amounted to $13,869, $21,959, and $9,508, respectively and were recorded as a component of selling, general and administrative expenses. In October 2019, Holdings terminated the sales representation agreement. Customers in place prior to the termination of the agreement are subject to the arrangement and are eligible for future commissions, which are payable and are being accrued and paid in accordance with the terms of the sales representation agreement. Amounts accrued as a component of accrued expenses as of December 31, 2023, December 31, 2022 and December 31, 2021 related to this agreement amounted to $4,429, $3,317 and $3,402 respectively. In February 2021, the Company had received from such third party a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers. In October 2022, the Company resolved this dispute through binding arbitration. See Note 16.

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 2 and Note 16. The Company is obligated to make certain payments under the tax receivable agreement to certain historical holders of units in Holdings. The Company made a total payment of $2,436 and $110 related to the tax receivable agreement liability in the year ended December 31, 2023 and December 31,2022.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units, (i.e. non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38,362. For the year ended December 31, 2022, Holdings distributed a total of $44,434 of tax distributions to its members, of which $8,141 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36,293.

18. SUBSEQUENT EVENT

Subsequent to year end, on March 1, 2024, the Company amended its senior credit facility (the "2024 Amendment"). Subject to certain conditions, the 2024 Amendment allows the Company (or its applicable subsidiary) to repurchase outstanding shares of common stock, outstanding warrants, and/or outstanding convertible notes in an aggregate amount not to exceed $40,000 at any time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on those criteria.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Director Election Proposal” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), is posted in the “Corporate Governance” section of the Investor Relations section of our website, www.composecure.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC and The Nasdaq Global Market.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Item 11. Executive Compensation
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Auditor Ratification Proposal” contained in the 2024 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

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

10.10+*	CompoSecure, Inc. Amended and Restated 2021 Employee Stock Purchase Plan.

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

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

10.32†
CompoSecure, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39687), filed with the SEC on March 14, 2022).

10.33†
Amendment No. 1, dated February 28, 2023, to Third Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among CompoSecure, L.L.C., Arculus Holdings, L.L.C., CompoSecure Holdings, L.L.C., the Lenders (as defined therein) parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-39687), filed with the SEC on March 10, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	CompoSecure, Inc. Compensation Recoupment Policy, adopted December 1, 2023

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

Date: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Wilk Jonathan Wilk	President, Chief Executive Officer and Director (Principal Executive Officer)	3/12/2024

/s/ Timothy Fitzsimmons Timothy Fitzsimmons	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	3/12/2024

/s/ Mitchell Hollin Mitchell Hollin	Chairman of the Board of Directors	3/12/2024

/s/ Michele Logan Michele Logan	Director	3/12/2024

/s/ Paul Galant Paul Galant	Director	3/12/2024

/s/ Niloofar Razi Howe Niloofar Razi Howe	Director	3/12/2024

/s/ Brian F. Hughes Brian F. Hughes	Director	3/12/2024

/s/ Jane J. Thompson Jane J. Thompson	Director	3/12/2024