Form 10-Q
period 2024-03-31
CompoSecure, Inc.
filed 2024-05-06
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 01, 2024, there were 20,632,837 shares of the registrant's Class A common stock outstanding and 59,958,422 shares of the registrant's Class B common stock outstanding.

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	March 31, 2024	December 31, 2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,146	$41,216
Accounts receivable, net	35,110	40,488
Inventories	55,197	52,540
Prepaid expenses and other current assets	5,252	5,133
Total current assets	150,705	139,377

Property and equipment, net	24,604	25,212
Right of use assets, net	6,964	7,473
Deferred tax asset	25,529	23,697
Derivative asset - interest rate swap	5,745	5,258
Deposits and other assets	24	24
Total assets	$213,571	$201,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	4,747	5,193
Accrued expenses	13,473	11,986
Commission payable	5,442	4,429
Bonus payable	3,405	5,616
Current portion of long-term debt	11,875	10,313
Current portion of lease liabilities	1,988	1,948
Current portion of tax receivable agreement liability	1,425	1,425
Total current liabilities	42,355	40,910

Long-term debt, net of deferred finance costs	192,299	198,331
Convertible notes	127,959	127,832
Derivative liability - convertible notes redemption make-whole provision	722	425
Warrant liability	15,691	8,294
Lease liabilities, operating	5,655	6,220
Tax receivable agreement liability	23,949	23,949
Earnout consideration liability	2,312	853
Total liabilities	410,942	406,814

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	596,587	596,587

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 20,598,246 and 19,415,123 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	2	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 59,958,422 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	6	6
Additional paid-in capital	40,494	39,466
Accumulated other comprehensive income	5,443	4,991
Accumulated deficit	(839,903)	(846,825)
Total stockholders' deficit	(793,958)	(802,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,571	$201,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$104,010	$95,316
Cost of sales	48,797	41,962
Gross profit	55,213	53,354
Operating expenses:
Selling, general and administrative expenses	24,077	23,944
Income from operations	31,136	29,410

Other (expense):
Revaluation of earnout consideration liability	(1,459)	(1,973)
Revaluation of warrant liability	(7,397)	(10,759)
Change in fair value of derivative liability - convertible notes redemption make-whole provision	(297)	(708)
Interest expense, net	(5,419)	(5,929)
Amortization of deferred financing costs	(327)	(567)
Total other (expense), net	(14,899)	(19,936)
Income before income taxes	16,237	9,474
Income tax benefit	836	1,263
Net income	$17,073	$10,737

Net income attributable to redeemable non-controlling interests	$13,048	$8,408
Net income attributable to CompoSecure, Inc.	$4,025	$2,329

Net income per share attributable to Class A common stockholders - basic	$0.20	$0.13
Net income per share attributable to Class A common stockholders - diluted	$0.17	$0.11

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	20,567	17,632
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	96,235	94,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$17,073	$10,737
Other comprehensive (loss) income, net:
Unrealized gain (loss) on derivative - interest rate swap, (net of tax)	452	(1,649)
Total other comprehensive income (loss), net	452	(1,649)
Comprehensive income	$17,525	$9,088
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholders' Deficit (Unaudited)
($ in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2023	19,415,123	2	59,958,422	6	39,466	4,991	(846,825)	(802,360)	596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,183,123	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,476)			(3,476)	—
Class A common stock issued pursuant to Class B common stock exchanges	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	2	59,958,422	6	40,494	5,443	(839,903)	(793,958)	596,587
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(9,714)	(9,714)	—
Stock-based compensation	—	—	—	—	4,022	—	—	4,022	—
Net income	—	—	—	—	—	—	2,329	2,329	8,408
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,564,956	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	146	—	—	146	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(2,409)	—	—	(2,409)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—		—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(1,649)	—	(1,649)	—
Tax receivable agreement liability	—	—	—	—	(290)	—	—	(290)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	12,055	12,055	(12,055)
Balance as of March 31, 2023	18,378,339	$2	59,958,422	$6	$25,576	$6,634	$(919,960)	$(887,742)	$596,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$17,073	$10,737
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	2,221	2,040
Stock-based compensation expense	4,397	4,022
Amortization of deferred finance costs	345	559
Change in fair value of earnout consideration liability	1,459	1,973
Revaluation of warrant liability	7,397	10,759
Change in fair value of derivative liability	297	708
Deferred tax (benefit) expense	(1,867)	(2,034)
Changes in assets and liabilities
Accounts receivable	5,378	(1,915)
Inventories	(2,657)	(8,901)
Prepaid expenses and other assets	(119)	(373)
Accounts payable	(446)	8,367
Accrued expenses	1,486	2,069
Other liabilities	(1,213)	(3,114)
Net cash provided by operating activities	33,751	24,897

Cash flows from investing activities:
Purchase of property and equipment	(1,613)	(3,666)
Net cash used in investing activities	(1,613)	(3,666)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercises of equity awards	107	146
Payments for taxes related to net share settlement of equity awards	(3,476)	(2,409)
Payment of term loan	(4,688)	(330)
Distributions to non-controlling interest	(10,151)	(9,714)
Net cash used in financing activities	(18,208)	(12,307)

Net increase in cash and cash equivalents	13,930	8,924

Cash and cash equivalents, beginning of period	41,216	13,642

Cash and cash equivalents, end of period	$55,146	$22,566

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$4,175	$4,567
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$452	$(1,649)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company was founded and commenced operations in 2000. It provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey. Since its inception, CompoSecure has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through nearly over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, L.L.C. ("Holdings") and the related deferred tax asset. Holdings is an entity taxed as a partnership for U.S. federal income tax purposes and owned by both the historical owners and CompoSecure, Inc. By virtue of our control of the board of managers of Holdings, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure. As a result, we consolidate the financial results of Holdings and report a non-controlling interest related to the Holdings units not owned by CompoSecure, Inc.
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

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of March 31, 2024 or December 31, 2023.
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
Recent Accounting Pronouncements – Adopted in current fiscal year
On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this Update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: the rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The adoption of these ASUs did not have a material impact to the Company's consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
3. INVENTORIES
The major classes of inventories were as follows:

	March 31, 2024	December 31, 2023
Raw materials	$52,680	$50,867
Work in process	5,397	4,110
Finished goods	357	662
Inventory reserve	(3,237)	(3,099)
	$55,197	$52,540

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
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	March 31, 2024	December 31, 2023
Machinery and equipment	5 - 10 years	$76,910	$72,538
Furniture and fixtures	3 - 5 years	987	987
Computer equipment	3 - 5 years	927	927
Leasehold improvements	Shorter of lease term or estimated useful life	15,370	14,981
Vehicles	5 years	264	264
Software	1 - 3 years	2,924	2,924
Construction in progress		1,041	4,189
Total		98,423	96,810
Less: Accumulated depreciation and amortization		(73,819)	(71,598)
Property and equipment, net		$24,604	$25,212
Depreciation and amortization expense on property and equipment was $2,221 and $2,040 for the three months ended March 31, 2024 and 2023, respectively.
5. DEBT
Exchangeable Senior Notes

On April 19, 2021, concurrent with the execution of the Merger Agreement for the Business Combination, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its subsidiary, Holdings, and the trustee under the Indenture. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. The Exchangeable Notes mature in five years on

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
December 27, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A Common Stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A Common Stock.

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

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes was $552 and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company determined that the change in fair value from December 27, 2021 to December 31, 2021 was not material. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $722 at March 31, 2024 and $425 at December 31, 2023. The Company recorded an unfavorable change in fair value of $297 and $708 for the three months ended March 31, 2024 and March 31, 2023, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier converted in accordance with their terms prior to such date. For the quarter ended March 31, 2024 and March 31, 2023, the Company recognized $2,396 and $2,362 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes without the make-whole feature, was approximately $126,000 and $118,000, as of March 31, 2024 and December 31, 2023 respectively.

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
Term Loan
In November of 2020, the Company through its subsidiary, Holdings, entered into a new agreement with JPMC to refinance its then existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
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
In May 2023, certain lenders under the Company's 2021 Credit Facility transferred their debt to certain other lenders. Approximately $257 of additional costs incurred by the Company in connection with the transfers were capitalized as debt issuance costs. In addition, approximately $589 deferred finance fees incurred by the Company at the inception of the 2021 Credit Facility and relating to the transferring lenders were written off by the Company at the time of the transfers.

In March 2024, the Company and the lenders entered into a further amendment to the Credit Facility. This amendment allowed the Company (or the applicable subsidiary) to repurchase outstanding shares of common stock, outstanding warrants to purchase shares of common stock and/or outstanding exchangeable notes in an aggregate amount not to exceed $40,000,000 at any time.

Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% or for portions of the debt converted to Term Benchmark Loan, the quoted SOFR rate plus the applicable margin of 2.75%. At March 31, 2024 and 2023, the effective interest rate on the Revolver and Term Loan was 7.80% and 7.99% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60,000 Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $4,459 and $5,161 of interest expense related to the Revolver and the Term Loan for the quarter ended March 31, 2024 and 2023, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At March 31, 2024 and December 31, 2023, the Company was in compliance with all financial covenants. The fair value of the Company's debt approximates the carrying value for all periods presented.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
As of March 31, 2024 and December 31, 2023, there were no balances outstanding on the Revolver. At March 31, 2024, there was $60,000 available for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	March 31, 2024			December 31, 2023
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$205,625	$130,000	$335,625	$210,313	$130,000	$340,313
Less: current portion of term loan (scheduled payments)	(11,875)	—	(11,875)	(10,313)	—	(10,313)
Less: net deferred financing costs	(1,451)	(2,041)	(3,492)	(1,669)	(2,168)	(3,837)
Total Long Term debt	$192,299	$127,959	$320,258	$198,331	$127,832	$326,163
Derivative liability - redemption with make-whole provision		$722			$425

The maturity of all the borrowings facilities is as follows:

Remainder of 2024	$5,625
2025	200,000
2026	130,000
Total debt	$335,625

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. At March 31, 2024, the Company’s interest rate swap contract outstanding had a notional amount of $125,000 maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5,745 and $5,258 at March 31, 2024 and December 31, 2023, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements. The interest rate swap converted to SOFR from LIBOR at the same time as the amendment of 2021 Credit Facility in February 2023.
6. EQUITY STRUCTURE
Shares Authorized

As of March 31, 2024, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of March 31, 2024, there were 20,598,246 shares of Class A Common Stock issued and outstanding, 59,958,422 shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.
Issuance of Common Stock
In the quarter ended March 31, 2024, the Company issued 1,183,123 new shares of class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), and exercises of stock options, as well as

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
employee stock purchase plan transactions ("ESPP") during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.
Warrants

As of March 31, 2024, the Company had 22,415,389 public warrants outstanding. Until the expiration date of December 26, 2026, each public warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of March 31, 2024, in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 on March 31, 2024. The redemption value was calculated by multiplying the 59,958,422 Class B Units outstanding at March 31, 2024 by the $9.95 trading price of our Class A common stock on December 27, 2021.
7. STOCK-BASED COMPENSATION

The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Stock option expense	$3	$90
Restricted stock unit expense	4,193	3,481
Performance stock unit expense	173	408
Employee stock purchase plan	28	43
Total stock-based compensation expense	$4,397	$4,022

The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the three month period ended March 31, 2024:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,278,463	$1.88	2.9	$11,780
Granted	—	—
Exercised	17,740	$0.01	1.1	$128
Outstanding at March 31, 2024	3,260,723	$1.90	2.7	$17,383
Vested and expected to vest at March 31, 2024	3,260,723	$1.90	2.7	$17,383
Exercisable at March 31, 2024	3,260,723	$1.90	2.7	$17,383
Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	5,651,895
Granted	1,900,678
Vested	(1,781,932)
Forfeited	(39,450)
Nonvested at March 31, 2024	5,731,191
Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	1,107,536
Granted	872,685
Vested	—
Nonvested at March 31, 2024	1,980,221
Earnouts

Number of Shares
Outstanding at January 1, 2024	657,160
Granted	—
Vested	—
Nonvested at March 31, 2024	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into Class B common stock and such shares of converted Class B common stock outstanding were 1,236,027 as of March 31, 2024.
Unrecognized compensation cost for restricted stock awards and performance and market based stock units as of March 31, 2024 totaled $41,842, and is expected to be recognized over a weighted average period of approximately 2.1 years. No unrecognized compensation expense remained for the incentive units as of March 31, 2024.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
8. RETIREMENT PLANS
Defined Contribution Plan

The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended March 31, 2024 and 2023 was approximately $591 and $525, respectively.

9. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,745	$—	$5,745
Liabilities Carried at Fair Value:
Public warrants	$15,691	$—	$—	$15,691
Earnout consideration	—	—	2,312	2,312
Derivative liability - redemption with make-whole provision	—	—	722	722
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Public warrants	$8,294	$—	$—	$8,294
Earnout consideration	—	—	853	853
Derivative liability - redemption with make-whole provision	—	—	425	425

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

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
liabilities were remeasured at March 31, 2024, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2023	$8,294
Change in estimated fair value	7,397
Estimated fair value at March 31, 2024	$15,691

The Public warrants were valued using the quoted market price as the fair value at the end of each balance sheet date.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of the Company's class A common stock or (ii) Holdings Units (and a corresponding number of shares of the Company's class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds. Earnout consideration (not including the holders under ASC 718) was determined to be a derivative instrument in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value in accordance with ASC 815-40-30-1. The liability for earnout consideration is remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815. The Company established the initial fair value for the earnout consideration at the closing date on December 27, 2021 using a Monte Carlo simulation model. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2023	$853
Change in estimated fair value	1,459
Estimated fair value at March 31, 2024	$2,312

The following assumptions were used to determine the fair value of the Earnout considerations as of March 31, 2024:

March 31, 2024
Common stock market value	$7.23
Risk-free interest rate	4.70% - 5.21%
Expected volatility	37.5% - 40.0%
Expected dividends	0%
Expected term (years)	0.7-1.7 years

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Three Months Ended March 31,
	2024	2023
Net sales by region:
Domestic	$92,790	$73,667
International	11,220	21,649
Total	$104,010	$95,316
The Company’s principal direct customers as of March 31, 2024 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Two customers individually accounted for more than 10% of the Company’s revenue or 73.2% combined, of total revenue for the three months ended March 31, 2024. Three customers individually accounted for more than 10% of the Company’s revenue or 77.6%, combined, of total revenue for the three months ended March 31, 2023. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 80% and two customers individually accounted for more than 10% or approximately 73% of total accounts receivable as of March 31, 2024 and December 31, 2023, respectively.
Two individual vendor accounted for more than 10% of purchases of supplies, or approximately 31% of total purchases, for the three months ended March 31, 2024. Three individual vendor accounted for more than 10% of purchases of supplies, or approximately 38% of total purchases, for the three months ended March 31, 2023.

11. INCOME TAXES

The Company recorded income tax benefit of $836 and $1,263 for the three months ended March 31, 2024, and March 31, 2023, respectively.

The Company is currently under audit by federal tax authorities for fiscal 2020. There have been no proposed adjustments at this stage of the examination. The examination is expected to be finalized in fiscal 2024. The Company does not expect any material impact to the financial statements due to settlement of this audit.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was (5.10)% and (13.33)% for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

12. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three months ended March 31, 2024 and March 31, 2023, respectively. Shares of Class B common stock do not participate in the Company's income or loss and are, therefore, not participating securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Three Months Ended March 31,
	2024	2023
Basic and diluted:
Net income	$17,073	$10,737
Less: Net income attributable to non-controlling interest	(13,048)	(8,408)
Net income attributable to Class A Common Stockholders - basic	$4,025	$2,329
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes and Class B units	11,995	8,410
Net income attributable to Class A Common Stockholders after adjustment	$16,020	$10,739
Weighted average common shares outstanding used in computing net income per share - basic	20,566,970	17,632,000
Plus: net effect of dilutive equity awards, exchangeable notes and Class B units - diluted	75,668,499	77,104,000
Weighted average common shares outstanding used in computing net income per share - diluted	96,235,469	94,736,000
Net income per share—basic	$0.20	$0.13
Net income per share—diluted	$0.17	$0.11
Basic earnings per share for the three months ended March 31, 2024 was calculated by dividing net income attributable to Class A Common shareholders of $4,025 divided by 20,566,970 of weighted average Class A common shares outstanding at March 31, 2024. Diluted earnings per share for the three months ended March 31, 2024 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $16,020 divided by 96,235,469 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at March 31, 2024.
Basic earnings per share for the three months ended March 31, 2023 was calculated by dividing net income attributable to Class A Common shareholders of $2,329 divided by 17,632,000 of weighted average Class A common shares outstanding at March 31, 2023. Diluted earnings per share for the three months ended March 31, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards of $10,739, divided by 94,736,000 of weighted average common shares after adjusting for the net effect of dilutive equity awards outstanding at March 31, 2023.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Potentially dilutive securities:
Warrants	22,415,400	22,415,400
Earnout consideration shares	7,500,000	7,500,000
Equity awards	2,918,984	1,112,413

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
13. COMMITMENTS AND CONTINGENCIES
Operating Leases

Future minimum commitments under all non-cancelable operating leases are as follows:

2024 (excluding the three months ended March 31, 2024)	$1,825
2025	2,502
2026	2,240
2027	912
2028	846
Later years	359
Total lease payments	8,684
Less: Imputed interest	(1,041)
Present value of lease liabilities	$7,643

Tax Receivable Agreement

The Company is obligated to make certain payments under a tax receivable agreement to certain historical holders of units in Holdings. Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable agreement will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the tax receivable agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.

As of March 31, 2024, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2024 (excluding the three months ended March 31, 2024)	$1,425
2025	1,484
2026	1,513
2027	1,544
2028	1,568
Later years	17,840
Total payments	$25,374

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
14. RELATED PARTY TRANSACTIONS

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and holders of interests in Holdings. See Note 13. The Company is obligated to make certain payments under the tax receivable agreement to certain historical holders of units in Holdings. The Company made no payment related to the tax receivable agreement liability in the quarter ended March 31, 2024.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the three months ended March 31, 2024, Holdings distributed a total of $13,422 of tax distributions to its members, of which $3,271 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $10,151.

15. SUBSEQUENT EVENT

    On May 6, 2024, the Company announced a special cash dividend of $0.30 per share to Class A shareholders. A corresponding distribution of $0.30 per share was also announced for Class B unitholders of CompoSecure Holdings, L.L.C. Both the dividend and distribution will be payable on June 11, 2024, to Class A shareholders and Class B unitholders of record as of May 20, 2024, and will be funded by cash on the Company’s balance sheet. The total amount of cash disbursed to Class A shareholders and Class B unitholders is expected to be approximately $24.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Overview

The Company creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

Economic Conditions - Globally and in the Digital Asset Marketplace

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including Russian aggression in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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
Other Expense, net
Other expense primarily consists of changes in fair value of warrant liability, earnout consideration liability and interest expense net of any interest income.
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

Results of Operations

Three months ended March 31, 2024 vs three months ended March 31, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$104,010	$95,316	$8,694	9%
Cost of sales	48,797	41,962	6,835	16%
Gross profit	55,213	53,354	1,859	3%
Operating expenses
Selling, general and administrative expenses	24,077	23,944	133	1%
Income from operations	31,136	29,410	1,726	6%
Other (expense), net	(14,899)	(19,936)	5,037	(25)%
Income before income taxes	16,237	9,474	6,763	71%
Income tax benefit	836	1,263	(427)	(34)%
Net income	17,073	10,737	6,336	59%
Net income attributable to redeemable non-controlling interests	13,048	8,408	4,640	55%
Net income attributable to CompoSecure, Inc	$4,025	$2,329	$1,696	73%

	Three Months Ended March 31,
	2024	2023
Gross Margin	53%	56%
Operating margin	30%	31%
Net Sales

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$92,790	$73,667	$19,123	26%
International	11,220	21,649	(10,429)	(48)%
Total	$104,010	$95,316	$8,694	9%
The Company’s net sales for the quarter ended March 31, 2024 increased $8.7 million, or 9%, to $104.0 million compared to $95.3 million for the quarter ended March 31, 2023. The increase was primarily driven by continued
domestic growth in the Company’s premium payment card business, which was up 26%. This was offset by lower international sales attributable to the timing of sales. Timing of international sales is more variable due to current global economic uncertainty, customer mix and a smaller sales base.

Domestic: The Company’s domestic net sales for the quarter ended March 31, 2024 increased $19.1 million, or 26%, to $92.8 million compared to $73.7 million for the quarter ended March 31, 2023. This was driven by increased sales to a major customer in the current year.

International: The Company’s international net sales for the quarter ended March 31, 2024 decreased $10.4 million, or 48%, to $11.2 million compared to $21.6 million for the quarter ended March 31, 2023. International sales decreased primarily due to ongoing global economic uncertainty and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 11% and 23% of the Company's total net sales for the quarter ended March 31, 2024 and 2023, respectively.
Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended March 31, 2024 increased $1.9 million, or 3%, to $55.2 million compared to $53.4 million for the quarter ended March 31, 2023. The gross profit margin percentage decreased from 56.0% to 53.1%. The decrease was primarily due to product mix and the impact of inflationary pressure on wages and materials during the quarter ended March 31, 2024.
Operating Expenses

The Company’s operating expenses increased 1% to $24.1 million for the quarter ended March 31, 2024 when compared to the quarter ended March 31, 2023. The consistency in operating expenses resulted from maintaining expense levels period to period.
Income from Operations and Operating Margin
Income from operations for the quarter ended March 31, 2024 increased $1.7 million, or 6% to $31.1 million compared $29.4 million for the quarter ended March 31, 2023. The increase was primarily attributable to an increase in net sales. Operating margin for the quarter ended March 31, 2024 decreased by 1% to 30% compared to 31% for the quarter ended March 31, 2023. The decrease in operating margin is attributable to the decrease in gross margin discussed above.
Other (Expenses)
Other expense for the quarter ended March 31, 2024 decreased $5.0 million, or 25.3%, to $14.9 million compared to $19.9 million for the quarter ended March 31, 2023. The overall decrease in other expenses is primarily due to changes in the fair value of earnout consideration liability and warrant liability of $3.9 million and changes in a derivative liability related to a make-whole provision as discussed in Note 5 in the unaudited financial statements of $0.4 million. The balance of the decrease was due to a $0.8 million decrease in interest expense related to payments of debt on the outstanding term loan.
Income Tax Benefit

The Company's income tax benefit for the quarter ended March 31, 2024 was $0.8 million compared to $1.3 million for the quarter ended March 31, 2023.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$17,073	$10,737
Add:
Depreciation and amortization	2,221	2,040
Interest expense, net (1)	5,746	6,496
Income tax benefit	(836)	(1,263)
EBITDA	$24,204	$18,010
Stock-based compensation expense	4,397	4,022
Mark-to-market adjustments, net (2)	9,153	13,440
Adjusted EBITDA	$37,754	$35,472

(1)Includes amortization of deferred financing cost for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three months ended March 31, 2024 and 2023, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands) except per share amounts
Basic and Diluted:
Net Income	$17,073	$10,737
Less: benefit for income taxes	(836)	(1,263)
Income before income taxes	16,237	9,474
Income tax expense (1)	(6,405)	(5,581)
Adjusted net income before adjustments	9,832	3,893
Add: mark-to-market adjustments (2)	8,856	12,732
Add: stock-based compensation	4,397	4,022
Adjusted net income	$23,085	$20,647
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	80,525	77,591
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	8,094	8,094
Equity awards	2,710	4,145
Total Shares outstanding used in computing net income per share - diluted	91,329	89,830

Adjusted net income per share -basic	$0.29	$0.27
Adjusted net income per share -diluted	$0.25	$0.23

1) Calculated using the Company's blended tax rate.
2) Includes the changes in fair value of warrant liability and earnout consideration liability.
3) Assumes both Class A shares and Class B shares participate in earnings and are outstanding at the end of the period.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Company did not include the effect of Exchangeable Notes in its total shares outstanding used in diluted adjusted net income per share.
Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements
Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, the Company had cash and cash equivalents of $55.1 million and debt principal outstanding of $335.6 million. As of December 31, 2023, the Company had cash and cash equivalents of $41.2 million and total debt principal outstanding of $340.3 million.
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

At March 31, 2024, there was $205.6 million of total debt outstanding under the Company’s existing credit facilities (the “2021 Credit Facility”). The 2021 Credit Facility comprised a term loan of $250.0 million as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of March 31, 2024. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of March 31, 2024, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of March 31, 2024, the effective interest rate on the Company’s 2021 Credit Facility was 7.80%.
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

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of March 31, 2024. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by the Company and guaranteed by the Company's subsidiary, Holdings, in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its subsidiary, Holdings and the trustee under the Indenture. The Exchangeable Notes will bear interest at a rate of 7% per year, payable semiannually in arrears. The Exchangeable Notes will mature in five years on December 27, 2026, and be convertible into shares of Class A common stock at a conversion price of $11.50 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. Additional interest may be payable as set forth in the Indenture. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the three months ended March 31, 2024 was $33.8 million compared to cash provided by operating activities of $24.9 million during the three months ended March 31, 2023. The increase in cash provided by operating activities of $8.9 million was primarily attributable to net income of $17.1 million, the favorable mark to market fair value net changes of $9.2 million, equity compensation expense of $4.4 million, depreciation and amortization expense of $2.2 million, changes in working capital of $2.4 million, and amortization of deferred financing costs of $0.3 million. This was partially offset by deferred tax benefit of $1.9 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the three months ended March 31, 2024 was $1.6 million, primarily relating to capital expenditures, compared to cash used in investing activities for the three months ended March 31, 2023 of $3.7 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the three months ended March 31, 2024 was $18.2 million compared to cash used in the Company's financing activities for the three months ended March 31, 2023 of $12.3 million. Cash used in financing activities for the three months ended March 31, 2024 primarily related to distributions to non-controlling interest holders of $10.2 million, repayment of scheduled principal payments of term loan of $4.7 million, and payments for taxes related to net share settlement of equity awards of $3.5 million. This was partially offset by proceeds of $0.1 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions. Cash used in financing activities for the three months ended March 31, 2023, primarily related to payment of distributions to non-controlling interest, repayment of scheduled term loan principal payments, payments for taxes related to net share settlement of equity awards and proceeds from employee stock purchase plan and exercise of equity awards.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of March 31, 2024, the Company had inventory-related purchase commitments totaling approximately $31.0 million.

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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of March 31, 2024, CompoSecure had $205.6 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt, and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2024, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of March 31, 2024, the Company had the following interest rate swap agreements (in thousands):

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
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5.7 million at March 31, 2024. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of May 01, 2024, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
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
◦     Pandemics, or a similar global, national or local public health crisis such as the COVID-19 pandemic, may adversely affect our business, financial condition, liquidity or results of operations.
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
◦Our future growth may depend upon our ability to develop, introduce, manufacture and commercialize new products, which can be a lengthy and complex process. If we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.
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
◦Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and our Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks.
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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts Russian aggression in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

Pandemics or a resurgence of a pandemic may adversely affect our business, financial condition, liquidity or results of operations.

The COVID-19 pandemic negatively impacted certain aspects of our business and operations in the past. The resurgence of the COVID-19 pandemic, or a future global, national or local public health crisis, could adversely affect our business, financial condition, liquidity or results of operations. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, our manufacturing processes, including our supply chain, or on our employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict.

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

Our ability to maintain relationships with our customers or attract new customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, widespread industry disruptions (such as recent market disruptions in the digital assets industry, as well as potential adoption or enactment of new regulatory rules or legislation, new regulatory enforcement outcomes and new case law developments), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, we may also be limited in the products we can offer and the pricing we can receive for such products due to restrictions present in certain of our customer contracts, which may negatively impact our ability to retain existing customers or attract new customers. If we experience difficulty retaining customers and attracting new customers, our business, financial condition and results of operations may be materially and adversely affected.

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

A substantial portion of our manufacturing capacity is located at our primary production facilities in New Jersey. Any serious disruption at such facility could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our revenues. Our other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet our customers’ expectations or requirements. Long-term production disruptions may cause our customers to modify their payment card programs to use plastic cards or to seek alternative supply of metal cards. Any such production disruptions could adversely impact our business, financial condition and results of operations.

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

Additionally, we partner with third-party partners to offer certain Arculus products and services to our customers. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet our expectations, experiences a cybersecurity incident, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time, or is subject to regulatory enforcement proceedings concerning their operations, the operations of Arculus solutions could be disrupted or otherwise adversely affected.

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

Regulatory uncertainty surrounding the digital asset environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal and others allowing their use and trade under certain circumstances. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including the U.S. Certain adverse market events in the digital asset space over the past few years, such as the bankruptcy of FTX and its affiliates, and subsequent litigation and regulatory enforcement actions, have led to increased attention and scrutiny by regulators, legislators and market participants. Governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry. Ongoing and future regulatory actions may impact our ability to develop and offer products involving the use of digital assets, including the Arculus Cold Storage Wallet, or may impose additional costs, which may be material, on us in connection with such products, and such impact may be material and adverse. For example, the Commodities Futures Trading Commission (“CFTC”), in a 2019 letter, made clear its view that digital assets generally are commodities, and as such, even spot trades in digital assets generally are subject to the CFTC’s antifraud authority. Nevertheless, digital assets that are commodities also may be considered to be securities by the Securities and Exchange Commission (“SEC”), or may have been offered or sold in transactions that the SEC deems to be investment contracts and, therefore, securities. In the U.S., regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While certain SEC staff (the "Staff") have stated that bitcoin, the digital asset with the largest market capitalization, (“BTC”), the native digital asset of the bitcoin blockchain, is not a security, there has been no definitive determination by the SEC or a court concerning whether the digital asset with the second largest market capitalization, ether (“ETH”), the native digital asset of the ethereum blockchain, constitutes a security or was offered or sold pursuant to investment contracts. Additionally, the Staff has asserted that certain other digital assets are securities subject to the SEC's substantive and antifraud authority. Furthermore, derivatives on these digital assets, digital assets that represent certain derivatives, and certain leveraged, financed and margined transactions in digital assets, may be subject to substantive regulation by the CFTC and/or SEC, in addition to certain state and non-U.S. regulators.

While the SEC staff has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC alleges were operating, among other things, as unregistered exchanges, thus far, such cases have not resolved the legal uncertainty in the U.S. concerning digital assets. Several of such recent enforcement actions are court cases that remain ongoing, and, to the extent that courts have rendered opinions, for example, in the SEC v. Ripple and SEC v. Terraform Labs/Do Kwon cases, both of which were filed and heard in the Southern District of New York, the applicable opinions, and the reasoning in support of them, have not necessarily been consistent with one another. The SEC’s 2023 settlements with issuers of non-fungible tokens (“NFTs”) could signal the SEC’s interest in regulating the broader NFT market, including NFT trading platforms, to the extent that the SEC determines that certain NFTs are securities

In addition to a continued focus on digital asset issuers and centralized digital asset trading platforms, regulators and private plaintiffs alike have initiated actions against decentralized finance (“DeFi”) projects, including decentralized autonomous organizations (“DAOs”), under various theories of liability. Among other things, DAOs have been characterized by certain plaintiffs as unincorporated associations or general partnerships, with some plaintiffs asserting that liability should be assigned to participants in DAO governance, while others have sought to establish joint and several liability for DAO members generally, including on negligence theories of liability. The CFTC has announced a commitment to pursue DeFi protocols operating unregistered platforms that allow U.S. persons to trade digital asset derivatives and, in 2023, settled charges against three different DeFi platforms for offering, or making available for trading, contracts based on various digital assets, including swaps and other derivatives, without registering with the CFTC.

. The SEC similarly appears focused on DeFi and has brought enforcement actions against DeFi projects in 2024. In addition, in April 2024, Uniswap Labs announced that it was served with a Wells Notice, suggesting that the SEC may bring an enforcement action against it. This is notable because the Uniswap Protocol reportedly is the largest decentralized trading and automated market making protocol on the Ethereum blockchain. In addition to the SEC’s proposed rule change that would expand the definition of “exchange” to potentially include certain DeFi-related activities (see discussion under the heading "Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism" below), in 2023, SEC staff served as lead drafter of the International Organization of Securities Commissions' (“IOSCO”) proposed recommendations concerning DeFi. The terms “DeFi” and “DAO” may be interpreted broadly to encompass a wide variety of projects, services and participants, and if a regulator or private plaintiff were to claim that Arculus is deemed to have participated in or facilitated DeFi- or DAO-related activities that were in violation of applicable law, there may be significant associated risks, including the potential for joint and several liability.

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

In sum, these U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which are subsequently determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer, which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of the Arculus business operations and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

Further, a particular digital asset's status as a “security” or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if we are unable to properly characterize a digital asset (or a digital asset-related transaction) or assess our tax treatment, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

In order to determine whether a particular digital asset is a security (or whether transactions in such digital assets would constitute an offer or sale of a security), prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, we rely upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology we have used, and expect to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets which could be classified as "securities," our business may be subject to additional risk because such digital assets are subject to heightened scrutiny including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction , or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, we may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt our business. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not presently intend to effect or otherwise facilitate trading in securities by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Although we are establishing policies and procedures to ensure that our Arculus business activities do not result in us inadvertently acting as an unregistered broker-dealer or investment adviser, there can be no assurance that such policies and procedures will be effective. If we are found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer or investment adviser, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus business operations and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital asset which are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for digital assets which become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. While we do not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access. In September 2022, the SEC proposed a rule change concerning the definition of “exchange.” While it is not yet clear whether or in what form such proposed rule change may be adopted, it is possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively impact our business, operating results, and financial condition.

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

Our products and our technological processes are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. We have experienced in the past, and may experience in the future, production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by our suppliers. Utilities interruption or other factors beyond our control like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. As a result, we may be required to deliver products at a lower quality level in a less timely or cost-effective manner, rework or replace products, or may not be able to deliver products at all. Any such event could adversely affect our business, financial condition and results of operations.

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

Our long-lived assets recorded as of March 31, 2024 were $31.6 million, representing approximately 15% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $24.6 million, as our operations require significant investments in machinery and equipment.

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

During each of 2023 and 2022, we derived 18% and 22% of our net sales from customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations subject it to a variety of risks and challenges, including:

•    fluctuations in currency exchange rates and related effect on our operating results;
•    general economic and geopolitical conditions, including wars, in each country or region;
•    the impact of Brexit; reduction in billings, foreign currency exchange rates, and trade with the EU;
•    the effects of a widespread outbreak of an illness or disease, or any other public health crisis;
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

For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. We presently produce metal credit cards for a distributor that distributes such cards for resale by a Russian-based bank. While the existing sanctions do not currently prohibit the production and sale of our metal credit cards to this customer, additional sanctions may be imposed in the future that could prevent us from selling to this customer or other customers in the affected regions. Additionally, further escalation of geopolitical tensions, such as the ongoing conflict in Israel, Gaza and the surrounding areas, could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues or increase our operating costs, adversely affecting our business, financial condition and operating results.

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

On February 28, 2023, we amended our credit facility to transition from bearing interest based on the London Interbank Offered Rate ("LIBOR") to SOFR. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. The Company is not able to predict whether SOFR what the impact the transition to SOFR may be on the Company's financial condition and results of operations.

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

Our Warrants may never be in the money, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.02 per share based on the closing price on May 01, 2024. There can be no assurance that the Warrants will ever be in the money prior to their expiration on December 26, 2026, and, as such, the Warrants may expire worthless.

The terms of our Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least a majority of the then outstanding Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

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

Our outstanding Warrants to purchase an aggregate of 22,415,400 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Under the Sarbanes-Oxley Act of 2002, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required of Holdings as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities.

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

At May 01, 2024, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 43% and 27%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the Business Combination, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the quarter ended March 31, 2024, no Class B Units were tendered to the Company for exchange into shares of Class A Common Stock.

Repurchases of Equity Securities. On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million in the aggregate of shares of our outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), warrants and/or notes exchangeable for shares of Common Stock (collectively, the “Securities”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and indenture for its exchangeable notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. The Repurchase Program is effective March 7, 2024 through March 7, 2027. There was no repurchase activity during the quarter ended March 31, 2024. As of March 31, 2024, $40.0 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompoSecure, Inc.

Date: May 6, 2024                    By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024                    By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1*
Amendment No. 2, dated March 1, 2024, to Third Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among CompoSecure, L.L.C., Arculus Holdings, L.L.C., CompoSecure Holdings, L.L.C., the Lenders (as defined therein) parties thereto and JPMorgan Chase Bank, N.A.

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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024 and March 31, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2024 and March 31, 2023 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and March 31, 2023, as well as the year ended December 31, 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and March 31, 2023, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.