Form 10-Q
period 2024-06-30
CompoSecure, Inc.
filed 2024-08-09
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 07, 2024, there were 30,000,843 shares of the registrant's Class A common stock outstanding and 51,908,422 shares of the registrant's Class B common stock outstanding.

COMPOSECURE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although CompoSecure, Inc. (the "Company") believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	June 30, 2024	December 31, 2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,391	$41,216
Accounts receivable, net	39,648	40,488
Inventories	57,514	52,540
Prepaid expenses and other current assets	3,928	5,133
Total current assets	136,481	139,377

Property and equipment, net	23,739	25,212
Right of use assets, net	6,449	7,473
Deferred tax asset	41,082	23,697
Derivative asset - interest rate swap	5,182	5,258
Deposits and other assets	422	24
Total assets	$213,355	$201,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	9,431	5,193
Accrued expenses	12,183	11,986
Commission payable	5,010	4,429
Bonus payable	5,473	5,616
Current portion of long-term debt	13,437	10,313
Current portion of lease liabilities	2,029	1,948
Current portion of tax receivable agreement liability	1,425	1,425
Total current liabilities	48,988	40,910

Long-term debt, net of deferred finance costs	186,244	198,331
Convertible notes	128,088	127,832
Derivative liability - convertible notes redemption make-whole provision	544	425
Warrant liability	10,087	8,294
Lease liabilities, operating	5,077	6,220
Tax receivable agreement liability	43,060	23,949
Earnout consideration liability	383	853
Total liabilities	422,471	406,814

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	516,489	596,587

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 29,847,338 and 19,415,123 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	3	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, 51,908,422 and 59,958,422 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	5	6
Additional paid-in capital	36,258	39,466
Accumulated other comprehensive income	4,848	4,991
Accumulated deficit	(766,719)	(846,825)
Total stockholders' deficit	(725,605)	(802,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,355	$201,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$108,567	$98,527	$212,577	$193,843
Cost of sales	52,495	44,590	101,292	86,552
Gross profit	56,072	53,937	111,285	107,291
Operating expenses:
Selling, general and administrative expenses	24,279	23,588	48,357	47,532
Income from operations	31,793	30,349	62,928	59,759

Other income (expense):
Revaluation of earnout consideration liability	1,928	6,194	470	4,221
Revaluation of warrant liability	5,604	2,791	(1,793)	(7,968)
Change in fair value of derivative liability - convertible notes redemption make-whole provision	178	195	(119)	(513)
Interest expense, net	(5,316)	(5,442)	(10,735)	(11,371)
Amortization of deferred financing costs	(332)	(407)	(659)	(974)
Total other income (expense), net	2,062	3,331	(12,836)	(16,605)
Income before income taxes	33,855	33,680	50,092	43,154
Income tax (expense) benefit	(258)	(970)	578	293
Net income	$33,597	$32,710	$50,670	$43,447

Net income attributable to redeemable non-controlling interests	$22,498	$26,973	$33,629	$35,347
Net income attributable to CompoSecure, Inc.	$11,099	$5,737	$17,041	$8,100

Net income per share attributable to Class A common stockholders - basic	$0.44	$0.31	$0.74	$0.45
Net income per share attributable to Class A common stockholders - diluted	$0.32	$0.29	$0.49	$0.41

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic (in thousands)	25,438	18,537	23,003	18,087
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted (in thousands)	96,641	35,528	96,438	35,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$33,597	$32,710	$50,670	$43,447
Other comprehensive (loss) income, net:
Unrealized gain (loss) on derivative - interest rate swap, (net of tax)	(595)	1,276	(143)	(373)
Total other comprehensive income (loss), net	(595)	1,276	(143)	(373)
Comprehensive income	$33,002	$33,986	$50,527	$43,074
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2023	19,415,123	$2	59,958,422	$6	$39,466	$4,991	$(846,825)	$(802,360)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,183,123	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,476)			(3,476)	—
Class A common stock issued pursuant to Class B common stock exchanges	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	$2	59,958,422	$6	$40,494	$5,443	$(839,903)	$(793,958)	$596,587
Dividend to Class A shareholders	—	—	—	—	—	—	(8,922)	(8,922)
Distributions to non-controlling interests	—	—	—	—	—	—	(31,589)	(31,589)	—
Stock-based compensation	—	—	—	—	5,238	—	—	5,238	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	114	—	—	114	—
Net income	—	—	—	—	—	—	11,099	11,099	22,498
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,199,092	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(5,006)	—	—	(5,006)	—
Class A common stock issued pursuant to Class B common stock exchanges	8,050,000	1	(8,050,000)	(1)	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(595)	—	(595)	—
Tax receivable agreement liability	—	—	—	—	(4,582)	—	—	(4,582)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	102,596	102,596	(102,596)
Balance as of June 30, 2024	29,847,338	$3	51,908,422	$5	$36,258	$4,848	$(766,719)	$(725,605)	$516,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(9,714)	(9,714)	—
Stock-based compensation	—	—	—	—	4,022	—	—	4,022	—
Net income	—	—	—	—	—	—	2,329	2,329	8,408
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,564,956	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	146	—	—	146	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(2,409)	—	—	(2,409)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—		—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(1,649)	—	(1,649)	—
Tax receivable agreement liability	—	—	—	—	(290)	—	—	(290)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	12,055	12,055	(12,055)
Balance as of March 31, 2023	18,378,339	$2	59,958,422	$6	$25,576	$6,634	$(919,960)	$(887,742)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(19,294)	(19,294)	—
Stock-based compensation	—	—	—	—	4,393	—	—	4,393	—
Net income	—	—	—	—	—	—	5,737	5,737	26,973
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and employee stock purchase plan transactions	313,767	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	243	—	—	243	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(74)	—	—	(74)	—
Unrealized gain on derivative - interest rate swap, net of tax	—	—	—	—	—	1,276	—	1,276	—
Tax receivable agreement liability	—	—	—	—	(1)	—	—	(1)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	26,973	26,973	(26,973)
Balance as of June 30, 2023	18,692,106	$2	59,958,422	$6	$30,137	$7,910	$(906,544)	$(868,489)	$596,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$50,670	$43,447
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	4,601	4,171
Stock-based compensation expense	9,635	8,415
Amortization of deferred finance costs	669	700
Change in fair value of earnout consideration liability	(470)	(4,221)
Revaluation of warrant liability	1,793	7,968
Change in fair value of derivative liability	119	513
Deferred tax (benefit)	(2,922)	(1,770)
Changes in assets and liabilities
Accounts receivable	840	738
Inventories	(4,974)	(6,515)
Prepaid expenses and other assets	1,205	(272)
Accounts payable	4,238	(492)
Accrued expenses	197	612
Other liabilities	399	(313)
Net cash provided by operating activities	66,000	52,981

Cash flows from investing activities:
Purchase of property and equipment	(3,129)	(5,697)
Capitalized software expenditures	(398)	—
Net cash used in investing activities	(3,527)	(5,697)

Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercises of equity awards	221	389
Payments for taxes related to net share settlement of equity awards	(8,482)	(2,483)
Payment of tax receivable agreement liability	—	(2,193)
Payment of term loan	(9,375)	(5,017)
Tax distributions to non-controlling members	(26,167)	(29,008)
Special distribution to non-controlling members	(15,573)	—
Dividend to Class A shareholders	(8,922)	—
Net cash used in financing activities	(68,298)	(38,312)

Net (decrease) increase in cash and cash equivalents	(5,825)	8,972

Cash and cash equivalents, beginning of period	41,216	13,642

Cash and cash equivalents, end of period	$35,391	$22,614

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$12,890	$13,626
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$(143)	$(373)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company was founded and commenced operations in 2000. It provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey. Since its inception, the Company has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market with over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, L.L.C. ("Holdings") and the related deferred tax asset. Holdings is an entity taxed as a partnership for U.S. federal income tax purposes and owned by both the historical owners and CompoSecure, Inc. By virtue of control of the board of managers of Holdings, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure. As a result, the Company consolidates the financial results of Holdings and reports a non-controlling interest related to the Holdings units not owned by CompoSecure, Inc.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months period ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes (as defined below), which are marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of June 30, 2024 or December 31, 2023.
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
Segment Information
The Company is managed and operated as one business, as the entire business is managed by a single management team that reports to the Chief Executive Officer and President. The Company's chief operating decision-maker ("CODM") is its Chief Executive Officer and President, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. The Company does not operate separate lines of business with respect to any of its products and does not review discrete financial information to allocate resources to separate products or by location. Accordingly, the Company views its business as one reportable operating segment.

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

Software Development Costs

The Company applies the principals of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("ASC 350-40"). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. During the six months ended June 30, 2024, the Company capitalized $398 of software development costs. No software development costs were capitalized during the six months ended June 30, 2023.

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
Recent Accounting Pronouncements – Adopted in current fiscal year
On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The adoption of these ASUs did not have a material impact to the Company's consolidated financial statements.
3. INVENTORIES
The major classes of inventories were as follows:

	June 30, 2024	December 31, 2023
Raw materials	$55,770	$50,867
Work in process	4,276	4,110
Finished goods	817	662
Inventory reserve	(3,349)	(3,099)
	$57,514	$52,540

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower cost or net realizable value reserve is necessary. The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing a specific product.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	June 30, 2024	December 31, 2023
Machinery and equipment	5 - 10 years	$35,434	$30,311
Furniture and fixtures	3 - 5 years	33	33
Computer equipment	3 - 5 years	2	2
Leasehold improvements	Shorter of lease term or estimated useful life	11,316	10,609
Software	1 - 3 years	1,718	1,718
Construction in progress		1,487	4,189
Total		49,990	46,862
Less: Accumulated depreciation and amortization		(26,251)	(21,650)
Property and equipment, net		$23,739	$25,212
Depreciation and amortization expense on property and equipment was $2,380 and $2,131 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment was $4,601 and $4,171 for the six months ended June 30, 2024 and 2023, respectively.
5. DEBT
Exchangeable Senior Notes

On December 27, 2021, the Company merged with Roman DBDR Tech Acquisition Corp ("Roman DBDR") pursuant to a merger agreement dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and Holdings. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was effected through the merger of Merger Sub with and into Holdings, with Holdings as the surviving company

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
and as a wholly-owned subsidiary of Roman DBDR, now named CompoSecure, Inc. (the "Business Combination"). On April 19, 2021, concurrent with the execution of the Merger Agreement, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the closing date of the Business Combination (the "Closing Date"), senior notes (the “Exchangeable Notes”) issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an indenture (the "Indenture") entered into by the Company and its subsidiary, Holdings, and the trustee under the Indenture. On June 11, 2024, the Company paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. See Note 6 for additional information. As a result of the special cash dividend and distribution, the conversion price was adjusted to $10.98 per share. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears on each June 15 and December 15, commencing on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. The Exchangeable Notes mature on December 27, 2026. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. In connection with the issuance of the Exchangeable Notes, the Company entered into a Registration Rights Agreement, pursuant to which the Notes Investors received certain registration rights with respect to the Class A common stock.

After the three-year anniversary of the Closing Date, which will occur on December 27, 2024, the Exchangeable Notes will be redeemable at any time and from time to time by the Company, in whole or in part, (i) if the Last Reported Sale Price of the Class A common stock exceeds 130% of the exchange price as defined in Indenture then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) so long as a registration statement registering the resale of all Exchange Shares is effective and available for use by holders of Exchangeable Notes during the entirety of the period from and including the date notice of redemption is given to and including the date of redemption. The notice period for any redemption will be no less than 30 scheduled trading days. The redemption price in any such redemption shall be equal to (a) 100% of the principal amount of the Exchangeable Notes to be redeemed, plus (b) accrued and unpaid interest to, but excluding, the redemption date. The redemption price is payable in cash.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
b.If the Company issues to all or substantially all holders of the common stock any rights, options or warrants (other than pursuant to a stockholders' rights plan) entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the date of announcement of such issuance;

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

The Indenture contains customary terms and covenants and events of default. Upon an event of default as defined in the Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Exchangeable Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Exchangeable Notes to be due and payable immediately, and upon any such declaration, the same shall become and shall automatically be immediately due and payable. Upon an event of default in the payment of interest, the Company may elect the sole remedy to be the payment of additional interest of 0.25% for the first 90 days after the occurrence of such an event of default and 0.50% for days 91-180 after the occurrence of such an event of default.

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative upon issuance of the Exchangeable Notes was $552 and recorded this amount as derivative liability with an offsetting amount as a debt discount as a reduction to the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company determined that the change in fair value from December 27, 2021 to December 31, 2021 was not material. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $544 at June 30, 2024 and $425 at December 31, 2023. The Company recorded a favorable change in fair value of $178 and $195 for the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recorded an unfavorable change in fair value of $119 and $513 for the six months ended June 30, 2024 and June 30, 2023, respectively.

The expected term of the Exchangeable Notes was equal for the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier exchanged in accordance with their terms prior to such date. For the quarter ended June 30, 2024 and June 30, 2023, the Company recognized $2,398 and $2,389 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. For the six months ended June 30, 2024 and June 30, 2023, the Company recognized $4,794 and $4,751 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes without the make-whole feature, was approximately $124,000 and $118,000, as of June 30, 2024 and December 31, 2023 respectively.

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
Credit Facility
In November of 2020, the Company through its subsidiary, Holdings, entered into a new agreement with JPMC to refinance its then existing July 2019 credit facility, increasing the maximum aggregate amount available under the term loan to $240,000 bringing the total credit facility to $300,000. In addition, the maturity date of both the revolver and term loan was amended to November 5, 2023. This amendment was accounted for as a modification and approximately $3,200 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
In December 2021, the Company entered into a new agreement with JPMC to refinance its then-existing November 2020 credit facility (the "2021 Credit Facility"), increasing the maximum aggregate amount available under the Term Loan (as defined in the 2021 Credit Facility) to $250,000, bringing the total credit facility, together with the commitment amount available for any Revolving Loan (as defined in the 2021 Credit Facility) (the “Revolver”) to $310,000. In addition, the maturity dates of both the Revolver and Term Loan were amended to December 16, 2025. This amendment was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.
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
In May 2023, certain lenders under the Company's 2021 Credit Facility transferred their debt to certain other lenders. Approximately $257 of additional costs incurred by the Company in connection with the transfers were capitalized as debt issuance costs. In addition, approximately $589 in deferred finance fees incurred by the Company at the inception of the 2021 Credit Facility and relating to the transferring lenders were written off by the Company at the time of the transfers.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
In March 2024, the Company and the lenders entered into a further amendment to the 2021 Credit Facility. This amendment allowed the Company (or the applicable subsidiary) to repurchase outstanding shares of common stock, outstanding warrants to purchase shares of common stock and/or outstanding Exchangeable Notes in an aggregate amount not to exceed $40,000 at any time, subject to the terms and conditions contained therein.

Interest on the Revolver and Term Loan are based on the outstanding principal amount during the interest period multiplied by the fluctuating bank prime rate plus the applicable margin of 1.75% or for portions of the debt converted to Term Benchmark Loan, the quoted SOFR rate plus the applicable margin of 2.75%. At June 30, 2024 and 2023, the effective interest rate on the Revolver and Term Loan was 7.80% and 7.99% per year, respectively. Interest is payable monthly in arrears or upon maturity of the Euro loans that can run 30, 90, 120, 180 day time periods. The Company must pay quarterly an annual commitment fee of 0.35% on the unused portion of the $60,000 Revolver.
The credit facility is secured by substantially all of the assets of the Company. The Company recognized $4,361 and $4,712 of interest expense related to the Revolver and the Term Loan for the quarter ended June 30, 2024 and 2023, respectively. The Company recognized $8,820 and $9,873 of interest expense related to the Revolver and the Term Loan for the six months ended June 30, 2024 and 2023, respectively.
The terms of the credit facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. At June 30, 2024 and December 31, 2023, the Company was in compliance with all financial covenants. The fair value of the Company's debt approximates the carrying value for all periods presented.
As of June 30, 2024 and December 31, 2023, there were no balances outstanding on the Revolver. At June 30, 2024, there was $60,000 available for borrowing under the Revolver.
The balances payable under all borrowing facilities are as follows:

	June 30, 2024			December 31, 2023
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$200,938	$130,000	$330,938	$210,313	$130,000	$340,313
Less: current portion of term loan (scheduled payments)	(13,437)	—	(13,437)	(10,313)	—	(10,313)
Less: net deferred financing costs	(1,256)	(1,912)	(3,168)	(1,669)	(2,168)	(3,837)
Total Long Term debt	$186,245	$128,088	$314,333	$198,331	$127,832	$326,163
Derivative liability - redemption with make-whole provision		$544			$425

The maturity of all the borrowings facilities is as follows:

Remainder of 2024	$938
2025	200,000
2026	130,000
Total debt	$330,938

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company had entered into an interest rate swap agreement on November 5, 2020 to hedge forecasted interest rate payments on its variable rate debt. In January 2022, the Company cancelled the November 2020 swap agreement and entered into a new interest rate swap agreement. At June 30, 2024, the Company’s interest rate swap contract outstanding had a notional amount of $125,000, maturing in December 2025. The Company has designated the interest rate swap agreement as a cash flow hedge for accounting purposes, that was determined to be effective. The Company determined the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
fair value of the interest rate swap to be zero at the inception of the agreement and $5,182 and $5,258 at June 30, 2024 and December 31, 2023, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability will be recognized at each reporting period in the Company’s financial statements. The interest rate swap converted to SOFR from LIBOR at the same time as the amendment of 2021 Credit Facility in February 2023.
6. EQUITY STRUCTURE
Shares Authorized

As of June 30, 2024, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of June 30, 2024, there were 29,847,338 shares of Class A common stock issued and outstanding, 51,908,422 shares of Class B common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.
Issuance of Common Stock
In the quarter ended June 30, 2024, the Company issued 1,199,092 new shares of Class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), and exercises of stock options, as well as employee stock purchase plan transactions ("ESPP") during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.
In the six months ended June 30, 2024, the Company issued 2,382,215 new shares of Class A common stock pursuant primarily to the vesting of certain RSUs, and exercises of stock options, as well as ESPP during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

Additionally, during May 2024, certain holders of the shares of Class B common stock exchanged an aggregate of 8,050,000 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B common stock) in exchange for 8,050,000 shares of Class A common stock (the "Exchange"). Upon the Exchange, the exchanged shares of Class B common stock and the corresponding number of shares of Class B units were canceled. Immediately following the Exchange, pursuant to the Underwriting Agreement, dated as of May 8, 2024, (the “Underwriting Agreement”), by and among the Company, Holdings, the Representatives, the Underwriters and the Selling Stockholders named therein, the Selling Stockholders sold 8,050,000 shares of the Company’s Class A common stock to the Underwriters (the "Secondary Offering"). The Company did not receive any proceeds from the sale of the shares of Class A common stock by the selling stockholders. As a result of these transactions, the number of outstanding shares of the Company’s Class B common stock decreased by 8,050,000 and the number of outstanding shares of the Company’s Class A common stock increased by 8,050,000.
Warrants

As of June 30, 2024, the Company had 22,415,389 public warrants outstanding. Until the expiration date of December 27, 2026, each public warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.
Special Dividend and Distribution

On May 6, 2024, the Company announced a special cash dividend of $0.30 per share to Class A stockholders. A corresponding distribution of $0.30 per share was also announced for Class B unitholders of Holdings. Both the dividend and the distribution were paid on June 11, 2024. Dividends of $8,922 were disbursed to Class A stockholders and distributions of $15,573 were disbursed to Class B unitholders.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Non-Controlling Interest
Non-controlling interests represent direct interests held in Holdings other than by the Company immediately after the Business Combination. The non-controlling interests in the Company are represented by Class B units, or such other equity securities in the Company as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480. Income tax benefit or expense is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income. The non-controlling interest has been adjusted to redemption value as of June 30, 2024, in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B units was 516,489 on June 30, 2024. The redemption value was calculated by multiplying the 51,908,422 Class B units outstanding at June 30, 2024 by the $9.95 trading price of our Class A common stock on December 27, 2021.

7. STOCK-BASED COMPENSATION

The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock option expense	$—	$146	$3	$236
Restricted stock unit expense	4,349	3,524	8,542	7,005
Performance stock unit expense	853	690	1,026	1,098
Employee stock purchase plan	36	33	64	76
Total stock-based compensation expense	$5,238	$4,393	$9,635	$8,415

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the six month period ended June 30, 2024:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,278,463	$1.88	2.9	$11,780
Granted	—	—
Exercised	(1,822,553)	$0.01	0.9	$12,255
Outstanding at June 30, 2024	1,455,910	$4.24	4.4	$3,726
Vested and expected to vest at June 30, 2024	1,455,910	$4.24	4.4	$3,726
Exercisable at June 30, 2024	1,455,910	$4.24	4.4	$3,726

Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	5,651,895
Granted	2,106,575
Dividend Equivalent Units on Deferred RSU's	6,085
Vested	(1,900,931)
Forfeited	(51,100)
Nonvested at June 30, 2024	5,812,524
Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	1,107,536
Granted	872,685
Vested	—
Nonvested at June 30, 2024	1,980,221
Earnouts

Number of Shares
Outstanding at January 1, 2024	657,160
Granted	—
Vested	—
Nonvested at June 30, 2024	657,160

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into Class B common stock and such shares of converted Class B common stock outstanding were 1,236,027 as of June 30, 2024.
Unrecognized compensation cost for restricted stock awards and performance and market based stock units as of June 30, 2024 totaled $37,877, and is expected to be recognized over a weighted average period of approximately 1.9 years. No unrecognized compensation expense remained for the incentive units as of June 30, 2024.
8. RETIREMENT PLANS
Defined Contribution Plan

The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended June 30, 2024 and 2023 was approximately $461 and $396, respectively. Retirement plan expense for the six months ended June 30, 2024 and 2023 was approximately $1,052 and $921, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,182	$—	$5,182
Liabilities Carried at Fair Value:
Public warrants	$10,087	$—	$—	$10,087
Earnout consideration	—	—	383	383
Derivative liability - redemption with make-whole provision	—	—	544	544
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Public warrants	$8,294	$—	$—	$8,294
Earnout consideration	—	—	853	853
Derivative liability - redemption with make-whole provision	—	—	425	425

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

Warrant liabilities

As a result of the Business Combination, the Company assumed warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities were remeasured at June 30, 2024, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2023	$8,294
Change in estimated fair value	1,793
Estimated fair value at June 30, 2024	$10,087

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

Earnout Consideration Liability
Estimated fair value at December 31, 2023	$853
Change in estimated fair value	(470)
Estimated fair value at June 30, 2024	$383

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The following assumptions were used to determine the fair value of the Earnout considerations as of June 30, 2024:

June 30, 2024
Common stock market value	$6.80
Risk-free interest rate	4.90% - 5.34%
Expected volatility	35.0% - 40.0%
Expected dividends	0%
Expected term (years)	0.5-1.5 years

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

10. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales by region:
Domestic	$85,184	$77,989	177,974	151,656
International	23,383	20,538	34,603	42,187
Total	$108,567	$98,527	$212,577	$193,843
The Company’s principal direct customers as of June 30, 2024 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Three customers individually accounted for more than 10% of the Company’s revenue or 76.7% combined, of total revenue for the three months ended June 30, 2024. Three customers individually accounted for more than 10% of the Company’s revenue or 76.0%, combined, of total revenue for the three months ended June 30, 2023. Two customers individually accounted for more than 10% of the Company’s revenue or 69.9% combined, of total revenue for the six months ended June 30, 2024. Three customers individually accounted for more than 10% of the Company’s revenue or 76.0%, combined, of total revenue for the six months ended June 30, 2023. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 79% and two customers individually accounted for more than 10% or approximately 73% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively.
Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 35% of total purchases, for the six months ended June 30, 2024. One individual vendor accounted for more than 10% of purchases of supplies, or approximately 13% of total purchases, for the six months ended June 30, 2023.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
11. INCOME TAXES

The Company recorded income tax provision of $258 and $970 for the three months ended June 30, 2024, and June 30, 2023, respectively. The Company recorded income tax benefit of $578 and $293 for the six months ended June 30, 2024, and June 30, 2023, respectively.

During the quarter ended June 30, 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 3.94% and 12.65% for the three months ended June 30, 2024 and June 30, 2023, respectively. The Company's interim effective tax rate, inclusive of any discrete items, was (1.15)% and (0.68)% for the six months ended June 30, 2024 and June 30, 2023, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

12. EARNINGS PER SHARE

The following table sets forth the computation of net income used to compute basic and diluted net earnings per share of Class A common stock for the three and six months ended June 30, 2024 and June 30, 2023, respectively. Shares of Class B common stock do not participate in the Company's income or loss and are, therefore, not participating securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic and diluted:
Net income	$33,597	$32,710	$50,670	$43,447
Less: Net income attributable to non-controlling interest	(22,498)	(26,973)	(33,629)	(35,347)
Net income attributable to Class A Common Stockholders - basic	$11,099	$5,737	$17,041	$8,100
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes and Class B units	19,392	4,410	29,886	6,140
Net income attributable to Class A Common Stockholders after adjustment	$30,491	$10,147	$46,927	$14,240
Weighted average common shares outstanding used in computing net income per share - basic	25,438,469	18,537,268	23,002,720	18,087,260
Plus: net effect of dilutive equity awards, exchangeable notes and Class B units - diluted	71,202,223	16,991,161	73,435,361	17,068,029
Weighted average common shares outstanding used in computing net income per share - diluted	96,640,692	35,528,429	96,438,081	35,155,289
Net income per share—basic	$0.44	$0.31	$0.74	$0.45
Net income per share—diluted	$0.32	$0.29	$0.49	$0.41

Basic earnings per share for the three months ended June 30, 2024 was calculated by dividing net income attributable to Class A Common stockholders of $11,099 divided by 25,438,469 of weighted average Class A common shares outstanding at June 30, 2024. Diluted earnings per share for the three months ended June 30, 2024 was calculated by dividing net income adjusted for the net effect of dilutive equity awards, exchangeable notes and Class B units of $30,491 divided by 96,640,692 of weighted average common shares after adjusting for the net effect of dilutive equity awards, exchangeable notes and Class B units outstanding at June 30, 2024.
Basic earnings per share for the three months ended June 30, 2023 was calculated by dividing net income attributable to Class A Common stockholders of $5,737 divided by 18,537,268 of weighted average Class A common shares outstanding at June 30, 2023. Diluted earnings per share for the three months ended June 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $10,147, divided by 35,528,429 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2023.

Basic earnings per share for the six months ended June 30, 2024 was calculated by dividing net income attributable to Class A Common stockholders of $17,041 divided by 23,002,720 of weighted average Class A common shares outstanding at June 30, 2024. Diluted earnings per share for the six months ended June 30, 2024 was calculated by dividing net income adjusted for the net effect of dilutive equity awards exchangeable notes and Class B units of $46,927 divided by 96,438,081 of weighted average common shares after adjusting for the net effect of dilutive equity awards, exchangeable notes and Class B units outstanding at June 30, 2024.
Basic earnings per share for the six months ended June 30, 2023 was calculated by dividing net income attributable to Class A Common stockholders of $8,100 divided by 18,087,260 of weighted average Class A common shares outstanding at June 30, 2023. Diluted earnings per share for the six months ended June 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $14,240, divided by

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
35,155,289 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at June 30, 2023.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Potentially dilutive securities:
Warrants	22,415,400	22,415,400	22,415,400	22,415,400
Class B units	—	59,958,422	—	59,958,422
Earnout consideration shares	7,500,000	7,500,000	7,500,000	7,500,000
Equity awards	1,584,706	2,431,925	2,847,382	2,712,064

13. COMMITMENTS AND CONTINGENCIES
Operating Leases

Future minimum commitments under all non-cancelable operating leases are as follows:

2024 (excluding the six months ended June 30, 2024)	$1,147
2025	2,502
2026	2,240
2027	912
2028	846
Later years	359
Total lease payments	8,006
Less: Imputed interest	(900)
Present value of lease liabilities	$7,106

Tax Receivable Agreement

The Company is obligated to make certain payments under a tax receivable agreement to certain historical unitholders of Holdings. Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable agreement will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the tax receivable agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
As of June 30, 2024, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2024 (excluding the six months ended June 30, 2024))	$1,425
2025	2,388
2026	2,581
2027	2,617
2028	2,656
Later years	32,818
Total payments	$44,485

In addition to the above, the Company's tax receivable agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of Holdings’ assets resulting from any future purchases, redemptions or exchanges of Holdings' equity by unitholders. The Company currently expects to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.
Litigation
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.
14. RELATED PARTY TRANSACTIONS

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and unitholders of Holdings. See Note 13. The Company is obligated to make certain payments under the tax receivable agreement to certain historical unitholders of Holdings. The Company made no payment related to the tax receivable agreement liability in the six months ended June 30, 2024.

Pursuant to the Holdings Second Amended and Restated LLC Agreement, the Company makes pro rata tax distributions to the unitholders of Holdings (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the three months ended June 30, 2024, Holdings distributed a total of $22,961 of tax distributions to its members, of which $6,945 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $16,016. For the six months ended June 30, 2024, Holdings distributed a total of $36,383 of tax distributions to its members, of which $10,216 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $26,167.

In connection with the special distribution discussed in Note 6, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

15. SUBSEQUENT EVENT

On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with JPMC to refinance its existing credit facility to $330,000 which is comprised of a term loan of $200,000 and revolving credit facility of $130,000. The amended facility will mature in August 2029.

On August 7, 2024, certain shareholders of the Company and Tungsten 2024, LLC ("Tungsten") entered into Stock Purchase Agreements ("SPAs"), pursuant to which Tungsten will acquire a majority interest in the Company. This transaction is pending regulatory approval. Under the terms of the SPAs, the selling shareholders will exchange their Class

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
B units and associated Class B shares for Class A shares, eliminating the current dual-share class structure. Tungsten will subsequently purchase 49.3 million of the corresponding Class A shares to acquire majority control of the Company. The Company is conducting its assessment of the accounting implications of this transaction.

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

Results of Operations

Three months ended June 30, 2024 vs three months ended June 30, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$108,567	$98,527	$10,040	10%
Cost of sales	52,495	44,590	7,905	18%
Gross profit	56,072	53,937	2,135	4%
Operating expenses
Selling, general and administrative expenses	24,279	23,588	691	3%
Income from operations	31,793	30,349	1,444	5%
Other income, net	2,062	3,331	(1,269)	(38)%
Income before income taxes	33,855	33,680	175	1%
Income tax (expense)	(258)	(970)	712	(73)%
Net income	33,597	32,710	887	3%
Net income attributable to redeemable non-controlling interests	22,498	26,973	(4,475)	(17)%
Net income attributable to CompoSecure, Inc	$11,099	$5,737	$5,362	93%

	Three months ended June 30,
	2024	2023
Gross Margin	52%	55%
Operating margin	29%	31%
Net Sales

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$85,184	$77,989	$7,195	9%
International	23,383	20,538	2,845	14%
Total	$108,567	$98,527	$10,040	10%
The Company’s net sales for the quarter ended June 30, 2024 increased $10.0 million, or 10%, to $108.6 million compared to $98.5 million for the quarter ended June 30, 2023. The increase was primarily driven by continued
domestic growth in the Company’s premium payment card business, which was up 9% and higher international sales, which was up 14%.

Domestic: The Company’s domestic net sales for the quarter ended June 30, 2024 increased $7.2 million, or 9%, to $85.2 million compared to $78.0 million for the quarter ended June 30, 2023. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.

International: The Company’s international net sales for the quarter ended June 30, 2024 increased $2.8 million, or 14%, to $23.4 million compared to $20.5 million for the quarter ended June 30, 2023. International sales as a percentage of total sales remained consistent at 22% and 21% of the Company's total net sales for the quarter ended June 30, 2024 and 2023, respectively.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended June 30, 2024 increased $2.1 million, or 4%, to $56.1 million compared to $53.9 million for the quarter ended June 30, 2023. The gross profit margin percentage decreased by 3% to 52% compared to 55% for the quarter ended June 30, 2023. The decrease was primarily due to product mix, specifically lower production efficiencies from new and innovative card constructions as well as the impact of inflationary pressure on wages and materials during the quarter ended June 30, 2024.
Operating Expenses

The Company’s operating expenses increased $0.7 million, or 3%, to $24.3 million for the quarter ended June 30, 2024 compared to $23.6 million for the quarter ended June 30, 2023. The increase was primarily related to costs incurred by the Company in connection with the Secondary Offering.
Income from Operations and Operating Margin
Income from operations for the quarter ended June 30, 2024 increased $1.4 million, or 5% to $31.8 million compared to $30.3 million for the quarter ended June 30, 2023. The increase was primarily attributable to an increase in net sales. Operating margin for the quarter ended June 30, 2024 decreased by 2% to 29% compared to 31% for the quarter ended June 30, 2023. The decrease in operating margin was primarily attributable to the decrease in gross margin discussed above.
Other Income, net
Other income for the quarter ended June 30, 2024 decreased $1.3 million, or 38.1%, to $2.1 million compared to $3.3 million for the quarter ended June 30, 2023. The overall decrease in other income was primarily due to changes in the fair value of earnout consideration liability and warrant liability of $1.5 million offset by the decrease in interest expense of $0.2 million related to payments of principal on the outstanding Term Loan.
Income Tax Expense

The Company's income tax expense for the quarter ended June 30, 2024 was $0.3 million compared to $1.0 million for the quarter ended June 30, 2023. The decrease in the income tax expense is attributable to a change in the Company's interim effective tax rates. The Company's interim effective tax rate, inclusive of any discrete items, was 3.94% and 12.65% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Six months ended June 30, 2024 vs six months ended June 30, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$212,577	$193,843	$18,734	10%
Cost of sales	101,292	86,552	14,740	17%
Gross profit	111,285	107,291	3,994	4%
Operating expenses
Selling, general and administrative expenses	48,357	47,532	$825	2%
Income from operations	62,928	59,759	3,169	5%
Other (expense), net	(12,836)	(16,605)	3,769	(23)%
Income before income taxes	50,092	43,154	6,938	16%
Income tax benefit	578	293	285	97%
Net income	50,670	43,447	7,223	17%
Net income attributable to redeemable non-controlling interests	33,629	35,347	(1,718)	(5)%
Net income attributable to CompoSecure, Inc	$17,041	$8,100	$8,941	110%

	Six months ended June 30,
	2024	2023
Gross Margin	52%	55%
Operating margin	30%	31%

Net Sales

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	177,974	$151,656	$26,318	17%
International	34,603	42,187	(7,584)	(18)%
Total	$212,577	$193,843	$18,734	10%

The Company’s net sales for the six months ended June 30, 2024 increased $18.7 million, or 10%, to $212.6 million compared to $193.8 million for the six months ended June 30, 2023. The increase was primarily driven by continued domestic growth in the Company’s premium payment card business, which was up 17%. This was partially offset by lower international sales, which is a more variable market due to customer mix and a smaller sales base.
Domestic: The Company’s domestic net sales for the six months ended June 30, 2024 increased $26.3 million, or 17%, to 178.0 million compared to $151.7 million for the six months ended June 30, 2023. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.

International: The Company’s international net sales for the six months ended June 30, 2024 decreased $7.6, or 18%, to $34.6 million compared to $42.2 million for the six months ended June 30, 2023. This decrease was primarily due to current global economic conditions and international markets being a more variable market due to customer mix and a smaller sales base. International net sales were approximately 16% and 22% of the Company's total net sales for the six months ended June 30, 2024 and 2023, respectively. As mentioned above, the international market is more variable due to customer mix and a smaller sales base.
Gross Profit and Gross Margin

The Company’s gross profit for the six months ended June 30, 2024 increased $4.0 million, or 4% to $111.3 million compared to $107.3 million for the six months ended June 30, 2023. The gross profit margin percentage decreased to 52% compared to 55% for the six months ended June 30, 2023. The decrease was primarily due to product mix, specifically lower production efficiencies from new and innovative card constructions as well as the impact of inflationary pressure on wages and materials during the six months ended June 30, 2024.
Operating Expenses
The Company’s operating expenses for the six months ended June 30, 2024 increased $0.8 million, or 2%, to $48.4 million compared to $47.5 million for the six months ended June 30, 2023. The increase was primarily related to costs incurred by the Company in connection with the Secondary Offering.
Income from Operations and Operating Margin
During the six months ended June 30, 2024, the Company had income from operations of $62.9 million compared to income from operations of $59.8 million for the six months ended June 30, 2023. The operating margin for the six months ended June 30, 2024 decreased to 30% compared to 31% for the six months ended June 30, 2023. The decrease in operating margin percentage was primarily due to the noted increases in operating expenses.
Other (Expenses), net
Other expenses for the six months ended June 30, 2024 decreased $3.8 million, or 22.7%, to $12.8 million compared to $16.6 million for the six months ended June 30, 2023. The overall decrease in other expenses was primarily due to changes in the fair value of earnout consideration liability and warrant liability of $2.4 million and changes in a derivative liability related to a make-whole provision as discussed in Note 5 in the unaudited financial statements of $0.4 million. The balance of the decrease was primarily related to lower interest resulting from principal payments made on the outstanding term loan.

Income Tax Benefit
The Company's income tax benefit for the six months ended June 30, 2024 was $0.6 million, compared to $0.3 million for the six months ended June 30, 2023. The increase in the income tax benefit is attributable to a change in the Company's interim effective tax rate. The Company's interim effective tax rate, inclusive of any discrete items, was (1.15)% and (0.68)% for the six months ended June 30, 2024 and June 30, 2023, respectively.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q may include certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share are useful to investors in evaluating the Company’s financial performance. The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted net income per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted net income per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$33,597	$32,710	$50,670	$43,447
Add:
Depreciation and amortization	2,380	2,131	4,601	4,171
Interest expense, net (1)	5,648	5,849	11,394	12,345
Income tax expense (benefit)	258	970	(578)	(293)
EBITDA	$41,883	$41,660	$66,087	$59,670
Stock-based compensation expense	5,238	4,393	9,635	8,415
Mark-to-market adjustments, net (2)	(7,710)	(9,180)	1,442	4,260
Secondary offering transaction costs	586	—	586	—
Adjusted EBITDA	$39,997	$36,873	$77,750	$72,345

(1)Includes amortization of deferred financing cost for the three and six months ended June 30, 2024 and 2023, respectively.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and six months ended June 30, 2024 and 2023, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands) except per share amounts
Basic and Diluted:
Net Income	$33,597	$32,710	$50,670	$43,447
Add (less): provision (benefit) for income taxes	258	970	(578)	(293)
Income before income taxes	33,855	33,680	50,092	43,154
Income tax expense (1)	(6,982)	(6,190)	(13,387)	(11,771)
Adjusted net income before adjustments	26,873	27,490	36,705	31,383
(Less) add: mark-to-market adjustments (2)	(7,532)	(8,985)	1,323	3,747
Add: Secondary offering transaction costs	$586	—	586	—
Add: stock-based compensation	5,238	4,393	9,635	8,415
Adjusted net income	$25,165	$22,898	$48,249	$43,545
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	81,151	78,496	80,838	78,046
Common shares outstanding used in computing net income per share, diluted:
Warrants (Public and Private) (4)	8,094	8,094	8,094	8,094
Equity awards	2,490	3,991	2,600	4,068
Total Shares outstanding used in computing net income per share - diluted (5)	91,735	90,581	91,532	90,208

Adjusted net income per share - basic	$0.31	$0.29	$0.60	$0.56
Adjusted net income per share - diluted	$0.27	$0.25	$0.53	$0.48

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
As of June 30, 2024, the Company had cash and cash equivalents of $35.4 million and debt principal outstanding of $330.9 million. As of December 31, 2023, the Company had cash and cash equivalents of $41.2 million and total debt principal outstanding of $340.3 million.
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

At June 30, 2024, there was $200.9 million of total debt outstanding under the Company’s existing credit facilities (the “2021 Credit Facility”). The 2021 Credit Facility comprised a term loan of $250.0 million (initial principal amount) as well as a $60.0 million revolving loan facility, of which $60.0 million was available for borrowing as of June 30, 2024. Additional amounts may be available for borrowing during the term of the revolving loan, up to the remaining full $60.0 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of June 30, 2024, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2021 Credit Facility will mature on December 16, 2025.
On February 28, 2023, the Company amended the 2021 Credit Facility to, among other things, to transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 Credit Facility), at the election of the Company, plus an applicable margin, and to reflect the waiver of a technical default under the 2021 Credit Facility, related to the delayed delivery of a pledge of its interests in Holdings by the parent company (i.e., CompoSecure, Inc.). Holdings had already pledged all of its assets in favor of the lenders as per the terms of the debt agreement. After the amendment on February 28, 2023, the interest rate spreads and fees under the 2021 Credit Facility are based on a quoted SOFR plus a SOFR adjustment of 0.10% and an applicable margin ranging from 1.75% to 2.75% for the revolving and term loan Term Benchmark and RFR Spread debt (as each term is defined in the 2021 Credit Facility). The Company must also pay an annual commitment fee of 0.35% on the unused portion of the $60.0 million revolving loan commitment. As of June 30, 2024, the effective interest rate on the Company’s 2021 Credit Facility was 7.80%.
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

The 2021 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of June 30, 2024. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $10.98 per share, subject to the terms and conditions of an Indenture entered into with the trustee under the Indenture. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears. The Exchangeable Notes will mature on December 27, 2026, and are exchangeable for shares of Class A common stock at a present conversion price of $10.98 per share. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. Additional interest may be payable as set forth in the Indenture. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the six months ended June 30, 2024 was $66.0 million compared to cash provided by operating activities of $53.0 million during the six months ended June 30, 2023. The increase in cash provided by operating activities of $13.0 million was primarily attributable to net income of $50.7 million, the favorable mark to market fair value net changes of $1.4 million, equity compensation expense of $9.6 million, depreciation and amortization expense of $4.6 million, changes in working capital of $1.9 million, and amortization of deferred financing costs of $0.7 million. This was partially offset by deferred tax benefit of $2.9 million.
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the six months ended June 30, 2024 was $3.5 million primarily relating to capital expenditures of $3.1 million and capitalized software expenditures of $0.4 million, compared to cash used in investing activities for the six months ended June 30, 2023 of $5.7 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the six months ended June 30, 2024 was $68.3 million compared to cash used in the Company's financing activities for the six months ended June 30, 2023 of $38.3 million. Cash used in financing activities for the six months ended June 30, 2024 primarily related to distributions to non-controlling interest holders of $26.2 million, special distribution to non-controlling interest holders of $15.6 million, repayment of scheduled principal payments of the term loan of $9.4 million, dividends to Class A shareholders $8.9 million and payments for taxes related to net share settlement of equity awards of $8.5 million. This was partially offset by proceeds of $0.2 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions. Cash used in financing activities for the six months ended June 30, 2023, primarily related to payment of distributions to non-controlling interests, repayment of scheduled term loan principal payments, payments for taxes related to net share settlement of equity awards, payments of tax receivable agreement liability and proceeds from employee stock purchase plan and exercise of equity awards.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of June 30, 2024, the Company had inventory-related purchase commitments totaling approximately $31.8 million.

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
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of June 30, 2024, the Company had $200.9 million in debt outstanding under the 2021 Credit Facility, all of which was variable rate debt, and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2024, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, the Company entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of June 30, 2024, the Company had the following interest rate swap agreements (in thousands):

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
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $5.2 million at June 30, 2024. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2024.

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of August 07, 2024, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
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
◦     We may not be able to sustain our revenue growth rate in the future.
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
◦Disruptions at our primary production facility (including a disruption resulting from a global, national or local public health crisis) may adversely affect our business, results of operations and/or financial condition.
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
•Risks Related to the ownership of our Securities
◦Our only significant asset is our ownership of CompoSecure Holdings, L.L.C. ("Holdings"). If the business of Holdings is not profitably operated, our subsidiaries may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the impacts of Russian aggression in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, a global, national or local public health crisis (such as the COVID-19 pandemic), and/or supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our new Arculus business. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to sustain our revenue growth rate in the future.

We may not continue to achieve sales growth in the future and you should not consider our recent sales growth as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of our overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

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

Our ability to maintain relationships with our customers or attract new customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, widespread industry disruptions (such as market disruptions in the digital assets industry, as well as potential adoption or enactment of new regulatory rules or legislation, new regulatory enforcement outcomes and new case law developments), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, we may also be limited in the products we can offer and the pricing we can receive for such products due to restrictions present in certain of our customer contracts, which may negatively impact our ability to retain existing customers or attract new customers. If we experience difficulty retaining customers and attracting new customers, our business, financial condition and results of operations may be materially and adversely affected.

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

We have administrative, technical, and physical security measures in place, and we have implemented policies and procedures to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, although cybersecurity remains a high priority, our activities and investment may not sufficiently protect our system or network against cyber threats, nor sufficiently prevent or limit the damage from any future security breaches. As these threats continue to evolve, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Furthermore, any material breach of our security systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to mitigate or remedy any damage resulting from system or network disruptions, whether caused by cyberattacks, security breaches or otherwise, which could ultimately adversely affect our business, financial condition and results of operations.
System outages, data loss or other interruptions affecting our operations could adversely affect our business and reputation.

The ability to efficiently execute and operate business functions and systems without interruption is critical to our business. A significant portion of the communication between our employees, customers, and suppliers rely upon our integrated and complex IT systems. We depend on the reliability of our IT infrastructure and software, and our ability to expand and innovate our technologies and technological processes in response to changing needs. A system outage or data loss or interruption could cause damage to our brand and reputation. Such operational interruptions could also cause us to become liable to third parties, including our customers. We must be able to protect our processing and other systems from interruption to successfully operate our business. In an effort to do so, we have taken preventative actions and adopted protective procedures to ensure the continuation of core business operations in the event that normal operations could not be performed because of events outside of our control. These actions and procedures taken and adopted by us may, however, not be sufficient to prevent or limit the damage from future disruptions, if any, and any such disruptions could adversely affect our business, financial condition and results of operations.

Disruptions at our primary production facility may adversely affect our business, results of operations and/or financial condition.

A substantial portion of our manufacturing capacity is located at our primary production facilities in New Jersey. Any serious disruption at such facilities (including a disruption resulting from a global, national or local public health crisis) could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our revenues. Long-term production disruptions may cause our customers to modify their payment card programs to use plastic cards or to seek alternative supply of metal cards. Any such production disruptions could adversely impact our business, financial condition and results of operations.

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

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. For example, we have historically focused on the payment card industry, but we are a new entrant into the digital assets industry. In order to achieve successful technical execution of new products, we may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of our existing customers. We may also experience difficult market conditions, such as the widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby we could incur significant additional cost and expense. If the products and solutions derived from the Arculus platform fail to gain market acceptance, our ability to achieve future growth could be significantly impaired. In addition, competitors may develop and commercialize competing products faster and more efficiently than we are able to do so, which could further negatively impact our business.

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

Our ability to enhance our existing products and to develop and introduce innovative new products that continue to meet the needs of our customers may affect our future success. We may experience difficulties that could delay or prevent the successful development, marketing or deployment of these products, or our newly enhanced services may not meet market demands or achieve market traction. Our potential failure to commercialize or gain market acceptance of new products, services and technologies could adversely affect our ability to retain existing customers or attract new ones.

A disruption in our operations or supply chain or the performance of our suppliers, liquidity partners and/or development partners could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which we have no control. Some of the key components used in the manufacture of our products are metals, NFC-enabled and EMV chips, which we source from several key suppliers. We obtain our components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of our suppliers and/or development partners could subject us to losses or adversely affect our ability to bring products to market. Additionally, the failure of our suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect our customer service levels and overall business. Any increases in the costs of goods and services for our business may also adversely affect our profit margins, particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

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

Recently, the SEC staff has brought enforcement actions against alleged digital assets dealers and brokers. For instance, in March 2024, the SEC announced a cease-and-desist order against ShapeShift AG for allegedly acting as an unregistered dealer. Additionally, in June 2024, the SEC charged Consensys Software Inc. in the Eastern District of New York for, among other things, allegedly operating as an unregistered broker through its MetaMask Staking and MetaMask Swaps services, and the case remains ongoing. While, as discussed elsewhere in these Risk Factors, we do not believe that our activities are of a nature that would constitute acting as an unregistered broker or dealer under U.S. law, the SEC staff appears to be focused on alleged brokers and dealers in the digital assets space.

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

Our patents, trade secrets and other intellectual property rights are critical to our business. Our ability to safeguard our proprietary product designs and production processes against misappropriation by third parties is necessary to maintain our competitive position within our industry. Therefore, we routinely enter into confidentiality agreements with our employees, consultants and strategic partners to limit access to, and distribution of, our proprietary information in an effort to safeguard our proprietary rights and trade secrets. However, such efforts may not adequately protect our intellectual property against infringement and misappropriation by unauthorized third parties. Such third parties could interfere with our relationships with customers if they are successful in attempts to misappropriate our proprietary information or copy our products designs, or portions thereof. Additionally, because some of our customers purchase products on a purchase order basis and not pursuant to a detailed written contract, where we do not have the benefit of written protections with respect to certain intellectual property terms beyond standard terms and conditions, we may be exposed to potential infringement of our intellectual property rights. Enforcing our intellectual property rights against unauthorized use may be expensive and cause us to incur significant costs, all of which could adversely affect our business, financial condition and results of operations. There is no assurance that our existing or future patents will not be challenged, invalidated or otherwise circumvented. The patents and intellectual property rights we obtain, including our intellectual property rights which are formally registered in the United States and abroad, may be insufficient to provide meaningful protection or commercial advantage. Moreover, we may have difficulty obtaining additional patents and other intellectual property protections in the future. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide our products or services. Any of the foregoing factors may have a material adverse effect on our business.

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

Our industry is highly competitive and we expect it to remain highly competitive as competitors cut production costs, new product markets develop, and other competitors attempt to enter the markets in which we operate or new markets in which we may enter. Some of our existing competitors have more sales, greater marketing, more specialized manufacturing, and highly efficient distribution processes. We may also face competition from new competitors that may enter our industry or specific product market. Such current or new competitors may develop technologies, processes or products that are better suited to succeed in the marketplace as a result of enhanced features and functionality at lower costs, particularly as technological sophistication of such competitors and the size of the market increase. These factors could lower our average selling prices, resulting in reduced gross margins. If we cannot sufficiently reduce our production costs or develop innovative technologies or products, we may not be able to compete effectively in our product markets and maintain market share, which could adversely affect our business, financial condition and results of operations.
Our long-lived assets represent a significant portion of our total assets, and their full value may never be realized.

Our long-lived assets recorded as of June 30, 2024 were $30.2 million, representing approximately 14% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $23.7 million, as our operations require significant investments in machinery and equipment.

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

Many of our customers issue their cards on payment networks that are subject to the security standards of the payment card industry or other standards and criteria relating to product specifications and supplier facility physical and logical security that we must satisfy in order to be eligible to supply products and services to such customers. Our contractual arrangements with our customers may be terminated if we fail to comply with these standards and criteria.

We make significant investments in our facilities and technology in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. We may become ineligible to provide products and services to our customers if we are unable to continue to meet these standards. Many of the products we produce and services we provide are subject to certification with one or more of the payment networks. We may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if we were to lose our certification from one or more of the payment networks or payment card industry certification for one or more of our facilities. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

As consumers and businesses spend less, our business, operation outcomes, and financial state may be adversely affected.

Companies that rely heavily on consumer and business spending are exposed to changing economic conditions and are impacted by changes in consumer confidence, consumer spending, discretionary income levels or consumer purchasing habits. A continuous decline in general economic conditions, particularly in the United States, or further increases in interest rates, may reduce demand for our products, which could negatively impact our sales. An economic downturn could cause credit card issuers to switch card programs to plastic cards, seek lower-priced metal hybrid card suppliers, reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards.

Such conditions and potential outcomes could adversely affect our financial performance, business, and results of operations.

Product liability and warranty claims and their associated costs may adversely affect our business.

The nature of our products is highly complex. As a result, we cannot guarantee that defects will not occur from time to time. We may incur extensive costs as a result of these defects and any resulting claims. For example, product recalls, writing down defective inventory, replacing defective items, lost sales or profits, and third-party claims can all give rise to costs incurred by us. We may also face liability for judgments and/or damages in connection with product liability and warranty claims. Damage to our reputation could occur if defective products are sold into the marketplace, which could result in further lost sales and profits. To the extent that we rely on purchase orders to govern our commercial relationships with our customers, we may not have specifically negotiated the allocation of risk for product liability obligations. Instead, we typically rely on warranties and limitations of liability included in our standard forms of order acceptance, invoice and other contract documents with our customers. Similarly, we obtain products and services from suppliers, some of which also use purchase order documents which may include limitations on product liability obligations with respect to their products and services. As a result, we may bear all or a significant portion of any product liability obligations rather than transferring this risk to our customers. Our reputation could be harmed and there could be a material adverse effect on our business, financial condition and results of operations if such risks materialize.

If tariffs and other restrictions on imported goods are imposed by the U.S. government, our revenue and operations may be materially and adversely affected.

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. Recently, tariffs have been imposed on imports from certain countries outside of the United States. Further trade restrictions and/or tariffs may be forthcoming, and may be dependent on evolving domestic and international political developments. Certain international trade agreements may also be at risk. Tariffs and similar trade restrictions may stagnate the general economy, impact our relationships with and access to our suppliers, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, as well as any other global trade or supply chain developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

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

Our international operations subject us to a variety of risks and challenges, including:

•    fluctuations in currency exchange rates and related effect on our operating results;
•    general economic and geopolitical conditions, including wars, in each country or region;
•    the effects of systemic supply chain disruptions, including those resulting from a public health crisis;
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

For example, in response to the conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as the ongoing conflict in Israel, Gaza and the surrounding areas, could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues or increase our operating costs, adversely affecting our business, financial condition and operating results.

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

We have no direct operations and no significant assets other than our ownership interest in Holdings. We depend on Holdings for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Common Stock, and to satisfy our obligations under the Tax Receivable Agreement. The financial condition and operating requirements of Holdings may limit our ability to obtain cash from Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We may be required to pay the TRA Parties for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim.

In connection with the merger with Roman DBDR Tech Acquisition Corp. ("Roman") completed in December 2021 (the "Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to the TRA Parties of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occur as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax

Receivable Agreement, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of CompoSecure, Inc. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of our securities by the TRA Parties. See “Certain Relationships and Related Person Transactions of the Company — Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event we elect to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (as defined below), or its successor rate, plus 100 basis points) of all future payments that holders of Holdings Class B Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

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

In certain circumstances, Holdings will be required to make pro rata distributions to both the Class A and Class B unitholders with respect to the taxes of its holders, and the distributions that Holdings will be required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement. To the extent we do not distribute such excess cash to the holders of our Class A Common Stock or contribute such excess cash to Holdings in exchange for the issuance of additional Class A Units and a corresponding stock dividend of Class A Common Stock to the holders of our Class A Common Stock, the holders of Class B Units of Holdings would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Class B Units.

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

Holdings' notes are exchangeable into shares of our Class A Common Stock at a present conversion price of $10.98 per share. The exchangeable notes are guaranteed by CompoSecure, L.L.C. Our guarantees of indebtedness could have significant negative consequences for our security holders, equity holders and our business, results of operations and financial condition by, among other things:

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

General Risks Related to Ownership of our Securities

Our only significant asset will be our ownership of our subsidiaries’ business. If the business of our subsidiaries is not profitably operated, our subsidiaries may be unable to pay us dividends or make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

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

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Fluctuations in the price of our securities could result in the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our securities, and our securities may trade at prices significantly below the price you paid for them.

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

The exercise price for our Warrants is $11.50 per share, which exceeds the market price of our Class A Common Stock, which was $7.51 per share based on the closing price on August 07, 2024. There can be no assurance that the Warrants will ever be in the money prior to their expiration on December 27, 2026, and, as such, the Warrants may expire worthless.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you as a Warrant holder: (i) to exercise your Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of your Warrants.

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

Future sales of our securities, including resale of securities issued to certain stockholders, may reduce the market price of our securities that you might otherwise obtain.

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

At August 07, 2024, LLR Equity Partners IV, L.P. and LLR Equity Partners Parallel IV, L.P. (the “LLR Parties”) and Michele D. Logan and any trust, entity or other similar vehicle or account affiliated with Michele D. Logan (the “Logan Parties”) beneficially own approximately 36% and 23%, respectively of the voting power of our outstanding common stock. As a result of this control, the LLR Parties and the Logan Parties will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. The LLR Parties and the Logan Parties may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, the LLR Parties or the Logan Parties may in the future own businesses that directly compete with the business of the Company.

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

If there are material issues in the business of our subsidiaries, or factors outside of our and our subsidiaries control later arise, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Additionally, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our initial risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

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

On May 13, 2024, certain stockholders of the Company (the “Selling Stockholders”) exchanged 8,050,000 shares of Class B units issued by Holdings, and surrendered to the Company for cancellation the corresponding number of shares of the Company’s Class B Common Stock, for an equivalent number of shares of the Company’s Class A common stock (the “Exchange”), pursuant to the Exchange Agreement, dated as of December 27, 2021, by and among the Company and the other parties thereto. Immediately following the Exchange, the Selling Stockholders sold 8,050,000 shares of the Company’s Class A Common Stock to the Underwriters (as defined in the Underwriting Agreement), pursuant to the Underwriting Agreement, dated as of May 8, 2024, by and among the Company and the other parties thereto (the

“Underwriting Agreement”). The Company did not receive any proceeds from the sale of the shares of Class A common stock by the Selling Stockholders. As a result of these transactions, the number of outstanding shares of the Company’s Class B common stock decreased by 8,050,000 and the number of outstanding shares of the Company’s Class A common stock increased by 8,050,000.

Other than the transactions described above, during the quarter ended June 30, 2024, no Class B units were tendered to the Company for exchange into shares of Class A common stock.

Repurchases of Equity Securities.
On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million in the aggregate of shares of our outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), warrants and/or notes exchangeable for shares of Common Stock (collectively, the “Securities”). Repurchases of Securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and Indenture for the Exchangeable Notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. The Repurchase Program is effective March 7, 2024 through March 7, 2027. There was no repurchase activity during the quarter ended June 30, 2024. As of June 30, 2024, $40.0 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans.
During the quarter ended June 30, 2024, the following officers of the Company entered into and/or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
•On May 17, 2024, Timothy Fitzsimmons, the Chief Financial Officer of the Company, terminated his pre-existing trading plan (adopted May 24, 2023). This plan would have covered the sale of 469,000 shares of the Company’s Class A common stock, all of which would have been acquired upon exercise of stock options. Mr. Fitzsimmons' stock options were exercised in May 2024 through a net settlement transaction with the Company.
•On June 13, 2024, Adam Lowe, Chief Product & Innovation Officer of the Company, entered into a plan covering the potential sale of 338,923 shares of Common Stock, all of which would be acquired upon exercise of stock options. This plan is scheduled to terminate on the earlier of June 13, 2025 or the date all shares subject to the plan have been sold.
•On June 14, 2024, Amanda Gourbault, Chief Revenue Officer of the Company, entered into a plan covering the possible sale of 16,000 shares of Common Stock. This plan is scheduled to terminate on the earlier of December 31, 2024 or the date all shares subject to the plan have been sold.

Transactions under each of these plans are based upon pre-established stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period.

Other than the plans described above, during the quarter ended June 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2024 and June 30, 2023 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and June 30, 2023, as well as the year ended December 31, 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and June 30, 2023, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompoSecure, Inc.

Date: August 9, 2024                    By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024                    By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)