Form 10-Q
period 2024-09-30
CompoSecure, Inc.
filed 2024-11-08
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 06, 2024, there were 88,131,008 shares of the registrant's Class A common stock outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•the ability of CompoSecure to diversify its business and customer base and to achieve enhancements in organic growth and operational efficiency, including for any future acquired companies;

•the ability of CompoSecure to create value for its shareholders and generate robust free cash flow;

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

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	September 30, 2024	December 31, 2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,674	$41,216
Accounts receivable, net	43,799	40,488
Inventories, net	55,090	52,540
Prepaid expenses and other current assets	5,248	5,133
Total current assets	156,811	139,377

Property and equipment, net	23,062	25,212
Right of use assets, net	5,929	7,473
Deferred tax asset	245,102	23,697
Derivative asset - interest rate swap	2,775	5,258
Deposits and other assets	1,762	24
Total assets	$435,441	$201,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	9,692	5,193
Accrued expenses	13,473	11,986
Commission payable	2,967	4,429
Bonus payable	7,732	5,616
Current portion of long-term debt	10,000	10,313
Current portion of lease liabilities	2,070	1,948
Current portion of earnout liability	18,527	60
Current portion of tax receivable agreement liability	122	1,425
Total current liabilities	64,583	40,970

Long-term debt, net of deferred finance costs	188,149	198,331
Convertible notes	128,220	127,832
Derivative liability - convertible notes redemption make-whole provision	—	425
Warrant liability	84,505	8,294
Lease liabilities, operating	4,490	6,220
Tax receivable agreement liability	234,117	23,949
Earnout consideration liability	16,386	793
Total liabilities	720,450	406,814

Commitments and contingencies (Note 13)

Redeemable non-controlling interest	—	596,587

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 82,677,354 and 19,415,123 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8	2
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, no shares and 59,958,422 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	6
Additional paid-in capital	180,356	39,466
Accumulated other comprehensive income	2,569	4,991
Accumulated deficit	(467,942)	(846,825)
Total stockholders' deficit	(285,009)	(802,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435,441	$201,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$107,135	$96,886	$319,712	$290,729
Cost of sales	51,727	47,990	153,019	134,542
Gross profit	55,408	48,896	166,693	156,187
Operating expenses:
Selling, general and administrative expenses	26,316	20,095	74,673	67,627
Income from operations	29,092	28,801	92,020	88,560

Other (expense) income:
Revaluation of earnout consideration liability	(34,530)	6,319	(34,060)	10,540
Revaluation of warrant liability	(74,418)	9,739	(76,211)	1,771
Change in fair value of derivative liability - convertible notes redemption make-whole provision	544	149	425	(364)
Interest expense, net	(5,136)	(5,696)	(15,871)	(17,067)
Loss on extinguishment of debt	(148)	—	(148)	—
Amortization of deferred financing costs	(249)	(314)	(908)	(1,288)
Total other (expense) income, net	(113,937)	10,197	(126,773)	(6,408)
(Loss) income before income taxes	(84,845)	38,998	(34,753)	82,152
Income tax (expense)	(629)	(949)	(51)	(656)
Net (loss) income	$(85,474)	$38,049	$(34,804)	$81,496

Net (loss) income attributable to redeemable non-controlling interests	$(43,414)	$30,574	$(18,414)	$65,653
Net (loss) income attributable to CompoSecure, Inc.	$(42,060)	$7,475	$(16,390)	$15,843

Net (loss) income per share attributable to Class A common stockholders - basic	$(1.10)	$0.39	$(0.58)	$0.86
Net (loss) income per share attributable to Class A common stockholders - diluted	$(1.10)	$0.34	$(0.58)	$0.75

Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - basic (in thousands)	38,212	19,075	28,110	18,420
Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - diluted (in thousands)	38,212	35,765	28,110	35,362

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(85,474)	$38,049	$(34,804)	$81,496
Other comprehensive (loss) income, net:
Unrealized loss on derivative - interest rate swap, net of tax	(2,279)	(264)	(2,422)	(637)
Total other comprehensive loss, net	(2,279)	(264)	(2,422)	(637)
Comprehensive (loss) income	$(87,753)	$37,785	$(37,226)	$80,859
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholder' Equity (Unaudited)
($ in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interest
Balance as of December 31, 2023	19,415,123	$2	59,958,422	$6	$39,466	$4,991	$(846,825)	$(802,360)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,183,123	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,476)			(3,476)	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	$2	59,958,422	$6	$40,494	$5,443	$(839,903)	$(793,958)	$596,587
Dividend to Class A shareholders	—	—	—	—	—	—	(8,922)	(8,922)
Distributions to non-controlling interests	—	—	—	—	—	—	(16,016)	(16,016)	—
Special distributions to non-controlling interests	—	—	—	—	—	—	(15,573)	(15,573)	—
Stock-based compensation	—	—	—	—	5,238	—	—	5,238	—
Proceeds from employee stock purchase plan and exercises of options	—	—	—	—	114	—	—	114	—
Net income	—	—	—	—	—	—	11,099	11,099	22,498
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, and ESPP transactions	1,199,092	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(5,006)	—	—	(5,006)	—
Class A common stock issued pursuant to Class B common stock exchanges	8,050,000	1	(8,050,000)	(1)	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(595)	—	(595)	—
Tax receivable agreement liability	—	—	—	—	(4,582)	—	—	(4,582)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	102,596	102,596	(102,596)
Balance as of June 30, 2024	29,847,338	$3	51,908,422	$5	$36,258	$4,848	$(766,719)	$(725,605)	$516,489
Distributions to non-controlling interests	—	—	—	—	—	—	(8,696)	(8,696)	—
Stock-based compensation	—	—	—	—	5,634	—	—	5,634	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholder' Equity (Unaudited)
($ in thousands)

Proceeds from employee stock purchase plan, warrants and exercises of options	—	—	—	—	2,674	—	—	2,674	—
Net loss	—	—	—	—	—	—	(42,060)	(42,060)	(43,414)
Class A common stock issued pursuant to equity awards, net of shares withheld for taxes, warrants and ESPP transactions	921,594	—	—	—	—	—	—	—	—
Class A common stock issued pursuant to Class B common stock exchanges	51,908,422	5	(51,908,422)	(5)	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(2,279)	—	(2,279)	—
Tax receivable agreement liability	—	—	—	—	12,248	—	—	12,248	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	123,542	—	349,533	473,075	(473,075)
Balance as of September 30, 2024	82,677,354	$8	—	$—	$180,356	$2,569	$(467,942)	$(285,009)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Consolidated Statements of Stockholder' Equity (Unaudited)
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
Consolidated Statements of Stockholder' Equity (Unaudited)
($ in thousands)

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

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(34,804)	$81,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	6,932	6,249
Stock-based compensation expense	15,269	13,052
Amortization of deferred finance costs	958	1,262
Loss on extinguishment of debt	148	—
Change in fair value of earnout consideration liability	34,060	(10,540)
Revaluation of warrant liability	76,211	(1,771)
Change in fair value of derivative liability	(425)	364
Deferred tax (benefit)	(4,813)	(1,485)
Changes in assets and liabilities
Accounts receivable	(3,311)	(11,261)
Inventories	(2,550)	(9,614)
Prepaid expenses and other assets	(115)	(87)
Accounts payable	4,499	6,938
Accrued expenses	1,487	4,065
Other liabilities	590	(789)
Net cash provided by operating activities	94,136	77,879

Cash flows from investing activities:
Purchase of property and equipment	(4,782)	(6,669)
Capitalized software expenditures	(729)	—
Net cash used in investing activities	(5,511)	(6,669)

Cash flows from financing activities:
Proceeds from employee stock purchase plan, warrants and exercises of equity awards	2,895	1,024
Payments for taxes related to net share settlement of equity awards	(8,482)	(3,126)
Payment of tax receivable agreement liability	—	(2,193)
Payment of term loan	(10,333)	(18,122)
Deferred finance costs related to debt modification	(1,889)	(256)
Tax distributions to non-controlling members	(34,863)	(38,362)
Special distribution to non-controlling members	(15,573)	—
Dividend to Class A shareholders	(8,922)	—
Net cash used in financing activities	(77,167)	(61,035)

Net increase in cash and cash equivalents	11,458	10,175

Cash and cash equivalents, beginning of period	41,216	13,642

Cash and cash equivalents, end of period	$52,674	$23,817

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$16,987	$18,296
Supplemental disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$(2,422)	$(637)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CompoSecure, Inc. (“CompoSecure” or the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company was founded and commenced operations in 2000. The Company provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey. Since its inception, the Company has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

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

CompoSecure is operated as an umbrella partnership C corporation (“Up-C”) meaning that the sole asset of CompoSecure, Inc. is its interest in CompoSecure Holdings, L.L.C. ("Holdings") and the related deferred tax asset. Holdings has been an entity taxed as a partnership for U.S. federal income tax purposes and, until the Resolute transaction (described below), was owned by both the historical owners and CompoSecure, Inc. By virtue of control of the board of managers of Holdings, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure. As a result, the Company consolidates the financial results of Holdings and reports a non-controlling interest related to the Holdings units not owned by CompoSecure, Inc.

On August 7, 2024, all of the Class B stockholders of the Company and affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC ("Resolute") entered into stock purchase agreements, pursuant to which the selling shareholders would exchange their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares, eliminating the Company's existing dual-share class structure. On September 17, 2024, the transactions (the "Resolute Transaction") closed and Resolute became the majority owner of the Company by acquiring 49,290,409 of the Class A Common Stock of the Company for an aggregate purchase price of approximately $372.1 million, or $7.55 per share, representing an approximately 60% voting interest. The Company was not party to stock purchase transactions. Prior to these transactions, Class B holders held Class B units in Holdings. Subsequent to the Resolute Transaction, CompoSecure owned 100% of Holdings. As a result of the Resolute Transaction, the Company no longer has Class B shares outstanding or a non-controlling interest as of September 30, 2024.

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

The Company's significant accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("U.S. GAAP") and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of September 30, 2024 or December 31, 2023.
The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 60 days of the invoice, a significant financing component is not included within the contracts.
The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short-term in nature.
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

Software Development Costs

The Company applies the principals of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("ASC 350-40"). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $331 for the three months ended September 30, 2024 of software development costs. For the nine months ended September 30, 2024, the Company capitalized $729 of software development costs. No software development costs were capitalized during the three and nine months ended September 30, 2023.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights.

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

Recent Accounting Pronouncements – Adopted in current fiscal year
On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For public business entities ("PBEs"), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities ("non-PBEs"), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company will adopt this ASU on January 1, 2025 and is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.
On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. The Company is in the process of evaluating the impact of this ASU on its year end financial reporting as required by the standard.

3. INVENTORIES
The major classes of inventories were as follows:

	September 30, 2024	December 31, 2023
Raw materials	$54,855	$50,867
Work in process	3,227	4,110
Finished goods	358	662
Inventory reserve	(3,350)	(3,099)
	$55,090	$52,540

The Company monitors inventory costs relative to selling prices and performs physical cycle count procedures on inventories throughout the year to determine if a lower cost or net realizable value reserve is necessary. The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. This reserve may fluctuate as the Company's assumptions change due to new information, discrete events, or changes in the business, such as entering new markets or discontinuing a specific product.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	September 30, 2024	December 31, 2023
Machinery and equipment	5 - 10 years	$36,739	$30,311
Furniture and fixtures	3 - 5 years	33	33
Computer equipment	3 - 5 years	2	2
Leasehold improvements	Shorter of lease term or estimated useful life	11,533	10,609
Software	1 - 3 years	1,718	1,718
Construction in progress		1,619	4,189
Total		51,644	46,862
Less: Accumulated depreciation and amortization		(28,582)	(21,650)
Property and equipment, net		$23,062	$25,212
Depreciation and amortization expense on property and equipment was $2,331 and $2,078 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment was $6,932 and $6,249 for the nine months ended September 30, 2024 and 2023, respectively.
5. DEBT
Exchangeable Senior Notes

On December 27, 2021, the Company merged with Roman DBDR Tech Acquisition Corp ("Roman DBDR") pursuant to a merger agreement dated April 19, 2021 (the "Merger Agreement"), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware ("Merger Sub"), and Holdings. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Holdings was effected through the merger of Merger Sub with and into Holdings, with Holdings as the surviving company and as a wholly-owned subsidiary of Roman DBDR, now named CompoSecure, Inc. (the "Business Combination"). On April 19, 2021, concurrent with the execution of the Merger Agreement, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the closing date of the Business Combination (the "Closing Date"), senior notes (the “Exchangeable Notes”) issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock at a conversion price of $11.50 per share, subject to the terms and conditions of an indenture (the "Indenture") entered into by the Company and its subsidiary, Holdings, and the trustee under the Indenture.

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

On June 11, 2024, the Company paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. As a result of the special cash dividend and distribution, the conversion price was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes exchanged. On September 17, 2024, the Resolute Transaction closed, where a majority interest of the Company was acquired through privately negotiated sales. See Note 6 for additional information on the special cash dividend and sale of the majority interest.

The sale of the majority interest and subsequent filing of a Schedule 13D report with the SEC by Resolute on September 19, 2024 triggered the occurrence of a “Make-Whole Fundamental Change” (as defined in the Indenture), pursuant to which the Company, on September 20, 2024, issued a Notice of Make-Whole Fundamental Change to the holders of the Exchangeable Notes to notify the holders that the exchange rate for the Exchangeable Notes has been temporarily increased from 91.0972 shares of Class A Common Stock per $1,000 principal amount of Notes to 104.5199 shares of Class A Common Stock per $1,000 principal amount of notes. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. Following that date, the conversion price will revert back to $10.98 per share and the exchange rate will revert back to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes. A notice was sent to all holders of Exchangeable Notes on October 9, 2024 providing details of these choices.

The Company assessed all of the terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as it is a derivative. The fair value of this derivative was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative. Upon issuance of the Exchangeable Notes, the fair value of the derivative was $552 and was recognized as a derivative liability with an offsetting amount recorded as a debt discount reducing the carrying value of the Exchangeable Notes on the Closing Date, or December 27, 2021. The optional redemption with a make-whole provision feature is measured at fair value on a quarterly basis and the change in the fair value for the period is recorded on the consolidated statements of operations. The Company performed a valuation of the derivative liability and determined that the fair value of the derivative liability was $0 at September 30, 2024 and $425 at December 31, 2023. The Company recorded a favorable change in fair value of $544 and $149 for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recorded a favorable change in fair value of $425 for the nine months ended September 30, 2024 and an unfavorable change in fair value of $364 for the nine months ended September 30, 2023.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

The expected term of the Exchangeable Notes was equal to the period through December 27, 2026 as this represents the point at which the Exchangeable Notes will mature unless earlier exchanged in accordance with their terms prior to such date. For the quarters ended September 30, 2024 and September 30, 2023, the Company recognized $2,425 and $2,416 of interest expense, respectively, related to the Exchangeable Notes at the effective interest rate of 7.4%. For the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $7,219 and $7,167 of interest expense, respectively, related to the Exchangeable Notes at the effective interest rate of 7.4%. The fair value of the Company’s Exchangeable Notes without the make-whole feature, was approximately $190,000 and $118,000, as of September 30, 2024 and December 31, 2023 respectively.

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
Credit Facility

On July 26, 2016, the Company, through its subsidiary, Holdings, entered into a $120,000 credit facility (the “2016 Credit Facility”) with J.P. Morgan Chase (“JPMC”) as the lending agent that provided the Company with a revolving credit facility with a maximum borrowing capacity of $40,000 (the “2016 Revolver”) and a term loan of $80,000 (the “2016 Term Loan”) that was scheduled to mature in July 2021. The 2016 Credit Facility was subsequently amended in July 2019, November 2020 and December 2021 (the “2021 Credit Facility”) to increase the borrowing capacity of the 2016 Revolver and the 2016 Term Loan and to extend the maturity date of the 2016 Credit Facility. The 2021 Credit Facility increased the overall borrowing capacity of the credit facility to $310,000 comprised of a revolving credit facility with a maximum borrowing capacity of $60,000 (the “2021 Revolver”) and a term loan of $250,000 (the “2021 Term Loan”). The 2021 Credit Facility was set to mature on December 16, 2025. The 2021 Credit Facility was also amended in February 2023, May 2023 and March 2024 to (i) transition the 2021 Credit Facility from bearing interest based on LIBOR to SOFR, (ii) to remove certain lenders who no longer wanted to participate in the 2021 Credit Facility, and (iii) to allow the Company to repurchase outstanding shares of common stock, common stock warrants and Exchangeable Notes in an aggregate amount not to exceed $40,000 The 2021 Credit Facility was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) and the lenders party thereto to refinance the 2021 Credit Facility. The 2024 Credit Facility amended and restated the 2021 Credit Facility in its entirety. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 comprised of a term loan of $200,000 (the “2024 Term Loan”) and a revolving credit facility of $130,000 (the “2024 Revolver”). Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, the Company wrote-off approximately $148 in unamortized debt issuance costs related to the lenders who did not participate in the 2024 Credit Facility which is included in Loss on Extinguishment of Debt in Other Expense in the accompanying consolidated statements of operations.

In conjunction with the 2024 Credit Facility, the Company incurred approximately $686 in lender fees and $147 in other third-party fees related to the 2024 Revolver and approximately $1,056 in lender fees and $225 in other third-party fees related to the 2024 Term Loan. The $1,056 of lender fees related to the 2024 Term Loan have been capitalized and these fees, along with $832 of unamortized debt issuance costs related to the 2021 Credit Facility, will be amortized into interest expense through the maturity date of the 2024 Term Loan using the effective interest method. Similarly, $686 of lender fees and $147 of other third-party fees related to the 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 Revolver using the straight-line method. The $225 other third-party fees related to the 2024 Term Loan were expensed as incurred.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
The Company’s Credit Facilities, including the 2024 Credit Facility, require the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. Both the 2021 Credit Facility and the 2024 Credit Facility provide for the Company to prepay the term loans without penalty or premium. The Credit Facilities are secured by substantially all of the assets of the Company.

Interest on the revolving credit facilities and the term loans are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the which can range from 1.75% to 2.75% based on the Company's leverage ratio. As of September 30, 2024 the effective interest rate on the 2024 Revolver and 2024 Term Loan was 7.30% per year. As of September 30, 2023 the effective interest rate on the 2021 Revolver and 2021 Term Loan was 7.99% per year.

The Company recognized $4,257 and $4,997 of interest expense related to the Revolver and the Term Loan for the quarter ended September 30, 2024 and September 30, 2023, respectively. The Company recognized $13,077 and $14,870 of interest expense related to the Revolver and the Term Loan for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all financial covenants. The fair value of the Company's credit facilities approximate the carrying value for all periods presented.

As of September 30, 2024 and December 31, 2023, there were no balances outstanding on the Revolver. As of September 30, 2024, there was $130,000 available for borrowing under the 2024 Revolver.

The balances payable under all borrowing facilities are as follows:

	September 30, 2024			December 31, 2023
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$199,980	$130,000	$329,980	$210,313	$130,000	$340,313
Less: current portion of term loan (scheduled payments)	(10,000)	—	(10,000)	(10,313)	—	(10,313)
Less: net deferred financing costs	(1,831)	(1,780)	(3,611)	(1,669)	(2,168)	(3,837)
Total Long Term debt	$188,149	$128,220	$316,369	$198,331	$127,832	$326,163
Derivative liability - redemption with make-whole provision		$—			$425

The maturity of all the borrowings facilities is as follows:

Remainder of 2024	$—
2025	199,980
2026	130,000
Total	$329,980

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
In order to hedge the Company’s exposure to variable interest rate fluctuations related to the $310,000 of borrowings under its 2021 Credit Facility, the Company entered into two interest rate swap agreements with Bank of America on January 11, 2022, the first of which had an effective date of January 5, 2022 (the “January 2022 Swap”), and the second of which had an effective date of December 5, 2023 (the “December 2023 Swap” and, collectively with the January 2022 Swap, the “Interest Rate Swap Agreements”). The January 2022 Swap expired on December 5, 2023 while the December 2023 Swap is set to expire on December 2025. Both the January 2022 Swap and the December 2023 Swap are settled at the end of the month between the parties. The December 2023 Swap has a notional amount of $125,000 and was designated as a cash flow hedge for accounting purposes.

The Company determined the fair value of the Interest Rate Swap Agreements to be zero at the inception of the agreements and $2,775 and $5,258 at September 30, 2024 and December 31, 2023 respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreements at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreements. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of 2021 Credit Facility in February 2023.

6. EQUITY STRUCTURE
Shares Authorized

As of September 30, 2024, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A common stock, 75,000,000 designated as Class B common stock and 10,000,000 shares designated as preferred stock. As of September 30, 2024, there were 82,677,354 shares of Class A common stock issued and outstanding, no shares of Class B common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.
Issuance of Common Stock
In the quarter ended September 30, 2024, the Company issued 921,594 new shares of Class A common stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), and exercises of stock options, as well as employee stock purchase plan transactions ("ESPP") and warrants during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.
In the nine months ended September 30, 2024, the Company issued 3,303,809 new shares of Class A common stock pursuant primarily to the vesting of certain RSUs, and exercises of stock options, as well as ESPP and warrants during the quarter. The Class A common stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.
During May 2024, certain holders of the shares of Class B common stock exchanged an aggregate of 8,050,000 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B common stock) in exchange for 8,050,000 shares of Class A common stock (the "Exchange"). Upon the Exchange, the exchanged shares of Class B common stock and the corresponding number of shares of Class B units were canceled. Immediately following the Exchange, pursuant to the Underwriting Agreement, dated as of May 8, 2024, (the “Underwriting Agreement”), by and among the Company, Holdings, the Representatives, the Underwriters and the Selling Stockholders named therein, the Selling Stockholders sold 8,050,000 shares of the Company’s Class A common stock to the Underwriters (the "Secondary Offering"). The Company did not receive any proceeds from the sale of the shares of Class A common stock by the selling stockholders. As a result of these transactions, the number of outstanding shares of the Company’s Class B common stock decreased by 8,050,000 and the number of outstanding shares of the Company’s Class A common stock increased by 8,050,000. Transaction costs of $586 were incurred and expensed related to this transaction.
On August 9, 2024, all of the Class B stockholders of the Company and Resolute entered into the Resolute Transaction was completed on September 17, 2024, eliminating the Company's existing dual-share class structure. At the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
closing, the selling stockholders exchanged their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares and Resolute became the majority owner of the Company by acquiring 49,290,409 of such Class A shares. Prior to the Resolute Transaction, Class B holders held units in Holdings. Subsequent to the Resolute Transaction, CompoSecure owned 100% of Holdings. The Company did not receive any proceeds from the sale of the shares of Class A company stock by the selling shareholders. Transaction costs of $2,726 were incurred and expensed related to this transaction.

Warrants
As of September 30, 2024, the Company had 22,415,189 public warrants outstanding. Until the expiration date of December 27, 2026, each public warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.
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

As of September 30, 2024, the Company did not have any non-controlling interest as a result of the exchange of all Class B shares for Class A shares, in connection with the acquisition of a majority interest in the Company by Resolute, as described above.

7. STOCK-BASED COMPENSATION

The following table summarizes share-based compensation expense included in Selling, general and administrative expenses within the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock option expense	$—	$33	$3	$269
Restricted stock unit expense	4,784	3,875	13,326	10,880
Performance stock unit expense	817	698	1,843	1,796
Employee stock purchase plan	33	31	97	107
Total stock-based compensation expense	$5,634	$4,637	$15,269	$13,052

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

The following table sets forth the options activity under the Holdings' equity plan, which was assumed by the Company, for the nine month period ended September 30, 2024:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,278,463	$1.88	2.9	$11,780
Granted	—	—
Exercised	(2,493,194)	$1.03	1.7	$19,241
Outstanding at September 30, 2024	785,269	$4.62	4.5	$7,379
Vested and expected to vest at September 30, 2024	785,269	$4.62	4.5	$7,379
Exercisable at September 30, 2024	785,269	$4.62	4.5	$7,379

Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	5,651,895
Granted	2,124,016
Dividend Equivalent Units on Deferred RSU's	6,085
Vested	(2,204,090)
Forfeited	(51,850)
Nonvested at September 30, 2024	5,526,056

Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2024	1,107,536
Granted	872,685
Vested	—
Nonvested at September 30, 2024	1,980,221

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

Earnouts

Number of Shares
Outstanding at January 1, 2024	657,160
Granted	—
Vested	—
Nonvested at September 30, 2024	657,160
Incentive Units
Upon consummation of the Business Combination on December 27, 2021, all of the incentive units, whether vested or unvested, outstanding immediately prior to the merger that were not settled as part of the transaction, were assumed by the Company and converted into Class B common stock. No such shares of converted Class B common stock were outstanding as of September 30, 2024.
Unrecognized compensation cost for restricted stock awards and performance and market based stock units as of September 30, 2024 totaled $32,465, and is expected to be recognized over a weighted average period of approximately 1.8 years. No unrecognized compensation expense remained for the incentive units as of September 30, 2024.
8. RETIREMENT PLANS
Defined Contribution Plan

The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. The Company matches 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended September 30, 2024 and 2023 was approximately $431 and $405, respectively. Retirement plan expense for the nine months ended September 30, 2024 and 2023 was approximately $1,483 and $1,326, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,775	$—	$2,775
Liabilities Carried at Fair Value:
Public warrants	$84,505	$—	$—	$84,505
Earnout consideration	—	—	34,913	34,913
Derivative liability - redemption with make-whole provision	—	—	—	—
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Public warrants	$8,294	$—	$—	$8,294
Earnout consideration	—	—	853	853
Derivative liability - redemption with make-whole provision	—	—	425	425

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

Warrant liabilities

As a result of the Business Combination, the Company assumed a warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheet. The warrant liabilities were remeasured at September 30, 2024, with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2023	$8,294
Change in estimated fair value	76,211
Estimated fair value at September 30, 2024	$84,505

The public warrants were valued using the quoted market price as the fair value at the end of each balance sheet date.

Earnout Consideration

Certain prior holders of Holdings equity interests have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's common stock in earnout consideration based on the achievement of certain stock price thresholds. The earnout consideration mat be payable as (a) 3,750,000 additional shares of in the event the volume-

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
weighted average price of the Company's Class A Common Stock equals or exceeds $15.00 per share for any 20 trading days within any 30 consecutive trading day period ending on or prior to December 27, 2024, and (b) 3,750,000 additional shares in the event the volume-weighted average price of the Company's Class A Common Stock equals or exceeds $20.00 per share for any 20 trading days within any 30 consecutive trading day period ending on or prior to December 27, 2025.

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

Earnout Consideration Liability
Estimated fair value at December 31, 2023	$853
Change in estimated fair value	34,060
Estimated fair value at September 30, 2024	$34,913

The following assumptions were used to determine the fair value of the Earnout considerations as of September 30, 2024:

September 30, 2024
Common stock market value	$14.02
Risk-free interest rate	3.90% - 4.73%
Expected volatility	35.0% - 37.5%
Expected dividends	0%
Expected term (years)	0.2-1.2 years

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

10. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company's headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales by region:
Domestic	$80,033	$84,277	258,007	235,933
International	27,102	12,609	61,705	54,796
Total	$107,135	$96,886	$319,712	$290,729
The Company’s principal direct customers as of September 30, 2024 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.
Two customers individually accounted for more than 10% of the Company’s revenue, or 58.5% combined, of total revenue for the three months ended September 30, 2024. Three customers individually accounted for more than 10% of the Company’s revenue, or 84.6%, combined, of total revenue for the three months ended September 30, 2023. Two customers individually accounted for more than 10% of the Company’s revenue or 66.1% combined, of total revenue for the nine months ended September 30, 2024. Three customers individually accounted for more than 10% of the Company’s revenue or 79.1%, combined, of total revenue for the nine months ended September 30, 2023. Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 70% and two customers individually accounted for more than 10% or approximately 73% of total accounts receivable as of September 30, 2024 and December 31, 2023, respectively.
One individual vendor accounted for more than 10% of purchases of supplies, or approximately 10% of total purchases, for the nine months ended September 30, 2024. One individual vendor accounted for more than 10% of purchases of supplies, or approximately 15% of total purchases, for the nine months ended September 30, 2023.

11. INCOME TAXES

The Company recorded income tax provision of $629 and $949 for the three months ended September 30, 2024, and September 30, 2023, respectively. The Company recorded income tax provision of $51 and $656 for the nine months ended September 30, 2024, and September 30, 2023, respectively.

During the quarter ended September 30, 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was (0.74)% and 1.48% for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company's interim effective tax rate, inclusive of any discrete items, was (0.15)% and 0.80% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest is pass-through income.

12. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of net (loss) income used to compute basic and diluted net earnings per share of Class A common stock for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. Shares of Class B common stock did not participate in the Company's income or loss and are, therefore, not participating securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic and diluted:
Net (loss) income	$(85,474)	$38,049	$(34,804)	$81,496
Less: Net loss (income) attributable to non-controlling interest	43,414	(30,574)	18,414	(65,653)
Net (loss) income attributable to Class A Common Stockholders - basic	$(42,060)	$7,475	$(16,390)	$15,843
Plus: adjustment to net income due to net effect of equity awards, exchangeable notes	—	4,810	—	10,705
Net (loss) income attributable to Class A Common Stockholders after adjustment	$(42,060)	$12,285	$(16,390)	$26,548
Weighted average common shares outstanding used in computing net (loss) income per share - basic	38,212,440	19,074,679	28,109,632	18,420,069
Plus: net effect of dilutive equity awards, exchangeable notes and Class B units - diluted	—	16,689,975	—	16,941,990
Weighted average common shares outstanding used in computing net (loss) income per share - diluted	38,212,440	35,764,654	28,109,632	35,362,059
Net (loss) income per share—basic	$(1.10)	$0.39	$(0.58)	$0.86
Net (loss) income per share—diluted	$(1.10)	$0.34	$(0.58)	$0.75

Basic loss per share for the three months ended September 30, 2024 was calculated by dividing net loss attributable to Class A Common stockholders of $42,060 divided by 38,212,440 of weighted average Class A common shares outstanding at September 30, 2024. Diluted loss per share for the three months ended September 30, 2024 was calculated by dividing net loss adjusted for the net effect of dilutive equity awards, exchangeable notes and Class B units of $42,060 divided by 38,212,440 of weighted average common shares after adjusting for the net effect of dilutive equity awards, exchangeable notes and Class B units outstanding at September 30, 2024.
Basic earnings per share for the three months ended September 30, 2023 was calculated by dividing net income attributable to Class A Common stockholders of $7,475 divided by 19,074,679 of weighted average Class A common shares outstanding at September 30, 2023. Diluted earnings per share for the three months ended September 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $12,285, divided by 35,764,654 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at September 30, 2023.

Basic loss per share for the nine months ended September 30, 2024 was calculated by dividing net loss attributable to Class A Common stockholders of $16,390 divided by 28,109,632 of weighted average Class A common shares outstanding at September 30, 2024. Diluted loss per share for the nine months ended September 30, 2024 was calculated by dividing net loss adjusted for the net effect of dilutive equity awards exchangeable notes and Class B units of $16,390 divided by 28,109,632 of weighted average common shares after adjusting for the net effect of dilutive equity awards, exchangeable notes and Class B units outstanding at September 30, 2024.
Basic earnings per share for the nine months ended September 30, 2023 was calculated by dividing net income attributable to Class A Common stockholders of $15,843 divided by 18,420,069 of weighted average Class A common

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
shares outstanding at September 30, 2023. Diluted earnings per share for the nine months ended September 30, 2023 was calculated by dividing net income adjusted for the net effect of dilutive equity awards and exchangeable notes of $26,548, divided by 35,362,059 of weighted average common shares after adjusting for the net effect of dilutive equity awards and exchangeable notes outstanding at September 30, 2023.

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

The following amounts were not included in the calculation of net earnings per diluted share because their effects were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Potentially dilutive securities:
Warrants	22,415,200	22,415,400	22,415,200	22,415,400
Class B units	—	59,958,422	—	59,958,422
Earnout consideration shares	7,500,000	7,500,000	7,500,000	7,500,000
Equity awards	5,978	174,091	80,978	2,654,012

13. COMMITMENTS AND CONTINGENCIES
Operating Leases

Future minimum commitments under all non-cancelable operating leases are as follows:

2024	$615
2025	2,502
2026	2,240
2027	912
2028	846
Later years	359
Total undiscounted lease payments	7,474
Less: Imputed interest	(914)
Present value of lease liabilities	$6,560

Tax Receivable Agreement

The Company is obligated to make certain payments under a tax receivable agreement to certain historical unitholders of Holdings. The agreement was amended in connection with the closing of the Resolute Transaction as of September 17, 2024 to exclude the Resolute Transaction from being a change of control event that would have resulted in the acceleration of the payments due under the tax receivable agreement and to adjust the discount rate used in the event of a payment due as the result of an early termination . Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable agreement will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the tax receivable agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.

As of September 30, 2024, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2024 (excluding the nine months ended September 30, 2024))	$122
2025	4,961
2026	13,063
2027	13,200
2028	13,408
Later years	189,485
Total payments	$234,239

In addition to the above, the Company's tax receivable agreement liability and future payments thereunder increased as we realized an increase in tax basis of Holdings’ assets resulting from the exchange of Holdings' equity by unitholders in connection with the Resolute Transaction.
Litigation
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.
14. RELATED PARTY TRANSACTIONS

As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and unitholders of Holdings, which was amended upon the Resolute Transaction closing as of September 17, 2024. See Note 13. The Company is obligated to make certain payments under the tax receivable agreement to certain historical unitholders of Holdings. The Company made no payment related to the tax receivable agreement liability in the nine months ended September 30, 2024.

Pursuant to the Holdings Second Amended and Restated LLC Agreement, the Company makes pro rata tax distributions to the unitholders of Holdings (i.e., non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the three months ended September 30, 2024, Holdings distributed a total of $13,699 of tax distributions to its members, of which $5,003 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $8,696. For the nine months ended September 30, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $34,863.

In connection with the special distribution discussed in Note 6, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

In connection with the Resolute transaction, on September 17, 2024, the Company and Resolute entered into the Governance Agreement, pursuant to which the Company and Resolute and certain of its affiliates (collectively, the “Stockholder”) shall take all reasonable actions within their respective control to (i) fix and maintain the number of directors that will constitute the whole Board at eleven (11) directors, (ii) maintain on the Board at all times no less than six (6) directors who each qualify as an “independent director” under the Exchange Act and the Nasdaq listing rules (collectively, the “Independent Directors”), as such individuals may be designated by the Nominating Committee of the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements - Unaudited

("$ in thousands" - except share data)
Board (the “Nominating Committee”), (iii) maintain on the Board at all times the then serving Chief Executive Officer of the Company (the “Executive Director”), (iv) maintain at all times a Nominating Committee that is comprised of a majority of Independent Directors, (v) maintain on the Board, for so long as the Stockholder owns or holds (whether beneficially, of record or otherwise) at least 35% of the outstanding shares of Common Stock, no less than six (6) designees of the Stockholder (collectively, the “Stockholder Directors”), of whom two (2) shall qualify as Independent Directors and be subject to approval of the Nominating Committee, which approval shall not be unreasonably withheld (collectively, the “Stockholder-Designated Independent Directors”), and (vi) cause to be elected or appointed to the Board each such designated Independent Director (including the Stockholder-Designated Independent Directors, as applicable), each other Stockholder Director (as applicable) and the Executive Director. In addition, the Governance Agreement provides for a twelve (12) month lock-up period, during which time the Stockholder and its affiliates may not, subject to the terms of the Governance Agreement, sell, dispose of or otherwise Transfer (as defined in the Governance Agreement) any Voting Shares (as defined in the Governance Agreement), except for certain Permitted Transfers (as defined in the Governance Agreement). Additionally, the Governance Agreement provides for a twelve (12) month standstill period, during which time the Stockholder and its affiliates, subsidiaries, or associates may not, amongst other matters and subject to the terms of the Governance Agreement, acquire, offer or propose to acquire, or participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) to acquire additional securities of the Company if such acquisition or participation in a group would result in the Stockholder and its controlled affiliates owning securities of the Company representing more than that percentage of the total issued and outstanding shares of Class A Common Stock owned by the Stockholder as of the effective date of the Governance Agreement. The Governance Agreement further prohibits, for a period of twenty-four (24) months following the effective date of the Governance Agreement and subject to the terms contained therein, (i) the Company and the Stockholder from entering into any Rule 13e-3 Transaction (as defined in the Governance Agreement), and (ii) the Stockholder or its affiliates from effecting any short-form merger with the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware. The Governance Agreement also provides that, unless and until the Governance Agreement is terminated, none of the Company, the Board or the Stockholder will authorize, approve or ratify a voluntary delisting of the shares of Class A Common Stock from the Nasdaq stock exchange or voluntary deregistration of shares of Class A Common Stock under the Exchange Act, in either case, without the prior approval of a majority of the Independent Directors. The foregoing summary of the Governance Agreement is not complete and is qualified in its entirety by reference to the full text of such document, attached hereto as Exhibit 10.4, which is incorporated herein by reference.

15. SUBSEQUENT EVENT

Effective September 19, 2024, Resolute’s acquisition of a majority of the Company’s common stock caused a Fundamental Change, as defined in the Indenture pursuant to which $130 million of 7% Exchangeable Senior Notes, due 2026 (“Notes”) were issued by a subsidiary of the Company. This Fundamental Change provides holders of the Notes a choice to: (1) exchange the Notes for shares of Class A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of Notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of Notes); (2) have the Company repurchase for cash of all of such holder’s Notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the Notes. Through November 6, 2024, an aggregate of $51.4 million of the Notes have been surrendered and exchanged for an aggregate of 5.4 million newly-issued shares of Class A Common Stock.

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

Recent Developments

On June 11, 2024, the Company paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. As a result of the special cash dividend and distribution, the conversion price of the exchangeable notes was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes exchanged. On September 17, 2024, as a result of the Resolute Transaction a majority interest of the Company was acquired through privately negotiated sales. See Note 6 for additional information on the special cash dividend and sale of the majority interest.

The sale of the majority interest and subsequent filing of a Schedule 13D report with the SEC by Resolute on September 19, 2024 triggered the occurrence of a “Make-Whole Fundamental Change” (as defined in the Indenture under which the exchangeable notes were issued), pursuant to which the Company, on September 20, 2024, issued a Notice of Make-Whole Fundamental Change to the holders of the exchangeable notes to notify the holders that the exchange rate for the exchangeable notes has been temporarily increased from 91.0972 shares of Class A Common Stock per $1,000 principal amount of notes to 104.5199 shares of Class A Common Stock per $1,000 principal amount of notes. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. Following that date, the conversion price will revert back to $10.98 per share and the exchange rate will revert back to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of notes.

Effective September 19, 2024, Resolute’s acquisition of a majority of the Company’s common stock caused a "Fundamental Change" (as defined in the Indenture). This Fundamental Change provides holders of the exchangeable notes a choice to: (1) exchange the Notes for shares of Class A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of Notes); (2) have the Company repurchase for cash of all of such holder’s notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the Notes. A notice was sent to all holders of notes on October 9, 2024 providing details of these choices. Through November 6, 2024, an aggregate of $51.4 million of the Notes have been surrendered and exchanged for an aggregate of 5.4 million newly-issued shares of Class A Common Stock.

On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with JPMC and and the lenders party thereto to refinance its senior secured indebtedness, which increased the maximum borrowing capacity of the credit facility to $330,000 comprising of a term loan of $200,000 and a revolving credit facility of $130,000. The senior credit facility is set to mature on August 7, 2029.

On August 7, 2024, all of the Class B stockholders of the Company and Resolute entered into stock purchase agreements, pursuant to which the selling shareholders would exchange their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares, eliminating the Company's existing dual-share class structure. On September 17, 2024, the Resolute Transaction closed and Resolute became the majority owner of the Company by acquiring 49,290,409 of the Class A Common Stock of the Company for an aggregate purchase price of approximately $372.1 million, or $7.55 per share, representing an approximately 60% voting interest. The Company was not party to stock purchase transactions. Prior to these transactions, Class B holders held Class B units in Holdings. Subsequent to the Resolute Transaction, CompoSecure owned 100% of Holdings. As a result of the Resolute Transaction, the Company no longer has Class B shares outstanding or a non-controlling interest as of September 30, 2024. The Company's tax receivable agreement liability and future payments thereunder increased as the Company realized an increase in tax basis of Holdings’ assets resulting from the exchange of Holdings' equity by unitholders in connection with the Resolute Transaction.

During the quarter ended September 30, 2024, the trading price of the Company's Class A Common Stock increased from $6.89 on July 1, 2024 to $14.02 on September 30, 2024. The increase in the stock price was a primary driver to changes in the fair value of earnout consideration liability and warrant liability of $125.0 million, which had a material effect on the Company's operating results included in this report.

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
Operating Expenses
The Company’s operating expenses are primarily comprised of selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.
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
Net (Loss) Income
Net (loss) income consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Factors Affecting the Company’s Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed in this Quarterly Report on Form 10-Q, including those discussed in the sections entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and "Recent Developments" for additional information.

Results of Operations

Three months ended September 30, 2024 vs. three months ended September 30, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$107,135	$96,886	$10,249	11%
Cost of sales	51,727	47,990	3,737	8%
Gross profit	55,408	48,896	6,512	13%
Operating expenses
Selling, general and administrative expenses	26,316	20,095	6,221	31%
Income from operations	29,092	28,801	291	1%
Other (expense) income, net	(113,937)	10,197	(124,134)	(1,217)%
(Loss) income before income taxes	(84,845)	38,998	(123,843)	(318)%
Income tax (expense)	(629)	(949)	320	(34)%
Net (loss) income	(85,474)	38,049	(123,523)	(325)%
Net (loss) income attributable to redeemable non-controlling interests	(43,414)	30,574	(73,988)	(242)%
Net (loss) income attributable to CompoSecure, Inc	$(42,060)	$7,475	$(49,535)	(663)%

	Three months ended September 30,
	2024	2023
Gross Margin	52%	50%
Operating margin	27%	30%

Net Sales

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$80,033	$84,277	$(4,244)	(5)%
International	27,102	12,609	14,493	115%
Total	$107,135	$96,886	$10,249	11%
The Company’s net sales for the quarter ended September 30, 2024 increased $10.2 million, or 11%, to $107.1 million compared to $96.9 million for the quarter ended September 30, 2023. The increase was primarily driven by strong sales in the international market, which was up 115%, offset by lower domestic sales which decreased by 5%.

Domestic: The Company’s domestic net sales for the quarter ended September 30, 2024 decreased $4.3 million, or 5%, to $80.0 million compared to $84.3 million for the quarter ended September 30, 2023. The decrease was primarily due to the timing of orders. As noted below, domestic sales have increased 9% year-to-date.

International: The Company’s international net sales for the quarter ended September 30, 2024 increased $14.5 million, or 115%, to $27.1 million compared to $12.6 million for the quarter ended September 30, 2023. International sales as a percentage of total sales was higher at 25% and 13% of the Company's total net sales for the quarter ended

September 30, 2024 and 2023, respectively. The international market is more variable due to customer mix and a smaller sales base.
Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended September 30, 2024 increased $6.5 million, or 13%, to $55.4 million compared to $48.9 million for the quarter ended September 30, 2023. The gross profit margin percentage increased by 2%, to 52%, compared to 50% for the quarter ended September 30, 2023. The increase was primarily due to favorable product mix and improved product efficiencies.
Operating Expenses

The Company’s operating expenses increased $6.2 million, or 31%, to $26.3 million for the quarter ended September 30, 2024 compared to $20.1 million for the quarter ended September 30, 2023. The increase was primarily due to increase in professional fees of $2.3 million, an increase in salaries of $2.3 million, and an increase in stock based compensation expense of $1.0 million. Professional fees during the quarter increased primarily due to the Resolute Transaction and salaries and stock based compensation expense increased as a result of added headcount.
Income from Operations and Operating Margin
Income from operations for the quarter ended September 30, 2024 increased $0.3 million, or 1%, to $29.1 million compared to $28.8 million for the quarter ended September 30, 2023. The increase was primarily attributable to an increase in net sales. Operating margin for the quarter ended September 30, 2024 decreased by 3%, to 27%, compared to 30% for the quarter ended September 30, 2023. The decrease in operating margin was primarily attributable to the increase in operating expenses described above.
Other (Expense) Income, net
Other expense for the quarter ended September 30, 2024 increased $124.1 million, to $113.9 million of expense, compared to $10.2 million of income for the quarter ended September 30, 2023. The increase in other expense was primarily due to changes in the fair value of earnout consideration liability and warrant liability of $125.0 million, based on changes in the fair value of such liabilities resulting primarily from the significant improvement in the market price of our Class A Common Stock.
Income Tax Expense

The Company's income tax expense for the quarter ended September 30, 2024 was $0.6 million compared to $0.9 million for the quarter ended September 30, 2023.

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$319,712	$290,729	$28,983	10%
Cost of sales	153,019	134,542	18,477	14%
Gross profit	166,693	156,187	10,506	7%
Operating expenses
Selling, general and administrative expenses	74,673	67,627	$7,046	10%
Income from operations	92,020	88,560	3,460	4%
Other expense, net	(126,773)	(6,408)	(120,365)	1,878%
(Loss) income before income taxes	(34,753)	82,152	(116,905)	(142)%
Income tax (expense)	(51)	(656)	605	(92)%
Net (loss) income	(34,804)	81,496	(116,300)	(143)%
Net (loss) income attributable to redeemable non-controlling interests	(18,414)	65,653	(84,067)	(128)%
Net (loss) income attributable to CompoSecure, Inc	$(16,390)	$15,843	$(32,233)	(203)%

	Nine months ended September 30,
	2024	2023
Gross Margin	52%	54%
Operating margin	29%	30%

Net Sales

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$258,007	$235,933	$22,074	9%
International	61,705	54,796	6,909	13%
Total	$319,712	$290,729	$28,983	10%
The Company’s net sales for the nine months ended September 30, 2024 increased $29.0 million, or 10%, to $319.7 million compared to $290.7 million for the nine months ended September 30, 2023. The increase was primarily driven by domestic growth in the Company’s premium payment card business, which was up 9%. and international sales which were up by 13%
Domestic: The Company’s domestic net sales for the nine months ended September 30, 2024 increased $22.1 million, or 9%, to $258.0 million compared to $235.9 million for the nine months ended September 30, 2023. The increase was primarily due to higher customer acquisition by the Company’s clients as they continue to experience higher demand for their products.
International: The Company’s international net sales for the nine months ended September 30, 2024 increased $6.9 million, or 13%, to $61.7 million compared to $54.8 million for the nine months ended September 30, 2023. International net sales remained flat at 19% of the Company's total net sales for the nine months ended September 30, 2024 and 2023. As described above, the international market is more variable due to customer mix and a smaller sales base.

Gross Profit and Gross Margin

The Company’s gross profit for the nine months ended September 30, 2024 increased $10.5 million, or 7%, to $166.7 million compared to $156.2 million for the nine months ended September 30, 2023. The gross profit margin percentage decreased by 2%, to 52%, compared to 54% for the nine months ended September 30, 2023. The decrease was primarily due to product mix, specifically lower production efficiencies from new and innovative card constructions as well as the impact of inflationary pressure on wages and materials during the nine months ended September 30, 2024.
Operating Expenses
The Company’s operating expenses for the nine months ended September 30, 2024 increased $7.0 million, or 10%, to $74.7 million compared to $67.6 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in salaries of $4.1 million and increase in stock-based compensation expense of $2.2 million resulting from increases in headcount.

Income from Operations and Operating Margin
During the nine months ended September 30, 2024, the Company had income from operations of $92.0 million compared to income from operations of $88.6 million for the nine months ended September 30, 2023. The operating margin for the nine months ended September 30, 2024 decreased to 29% compared to 30% for the nine months ended September 30, 2023. The decrease in operating margin percentage was primarily due to the noted decrease in gross margin and increases in operating expenses offset by revenue growth..
Other Expense, net
Other expenses for the nine months ended September 30, 2024 increased $120.4 million, or 1878%, to $126.8 million compared to $6.4 million for the nine months ended September 30, 2023. The overall increase in other expenses was primarily due to changes in the fair value of earnout consideration liability and warrant liability of $122.6 million, based on changes in the fair value of such liabilities resulting primarily from the significant improvement in the market price of our Class A Common Stock. and changes in a derivative liability related to a make-whole provision of $0.8 million. The balance is offset by lower interest expense resulting from principal payments made on the outstanding term loan.

Income Tax Expense
The Company's income tax expense for the nine months ended September 30, 2024 was $0.1 million, compared to $0.7 million for the nine months ended September 30, 2023. The decrease in the income tax expense is attributable to a change in the Company's interim effective tax rate. The Company's interim effective tax rate, inclusive of any discrete items, was (0.15)% and 0.80% for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(85,474)	$38,049	$(34,804)	$81,496
Add:
Depreciation and amortization	2,331	2,078	6,932	6,249
Interest expense, net (1)	5,533	6,010	16,927	18,355
Income tax expense	629	949	51	656
EBITDA	$(76,981)	$47,086	$(10,894)	$106,756
Stock-based compensation expense	5,634	4,637	15,269	13,052
Mark-to-market adjustments, net (2)	108,404	(16,207)	109,846	(11,947)
Secondary offering transaction costs	—	—	586	—
Debt refinance costs	225	—	225	—
Resolute transaction costs	2,726	—	2,726	—
Adjusted EBITDA	$40,008	$35,516	$117,758	$107,861

(1)Includes amortization of deferred financing cost and loss on extinguishment of debt for the three and nine months ended September 30, 2024 and 2023, respectively.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three and nine months ended September 30, 2024 and 2023, respectively.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands) except per share amounts
Basic and Diluted:
Net (loss) income	$(85,474)	$38,049	$(34,804)	$81,496
Add: provision for income taxes	629	949	51	656
(Loss) income before income taxes	(84,845)	38,998	(34,753)	82,152
Income tax expense (1)	(7,100)	(5,868)	(20,487)	(17,639)
Adjusted net (loss) income before adjustments	(91,945)	33,130	(55,240)	64,513
(Less) add: mark-to-market adjustments (2)	108,948	(16,058)	110,271	(12,311)
Add: secondary offering transaction costs	—	—	586	—
Add: debt refinance costs	225	—	225	—
Add: Resolute transactions costs	2,726	—	2,726	—
Add: stock-based compensation	5,634	4,637	15,269	13,052
Adjusted net income	$25,588	$21,709	$73,837	$65,254
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	82,222	79,033	81,303	78,378
Common shares outstanding used in computing net income per share, diluted:
Warrants (4)	8,094	8,094	8,094	8,094
Equity awards	3,544	3,690	2,915	3,942
Total Shares outstanding used in computing net income per share - diluted (5)	93,860	90,817	92,312	90,414

Adjusted net income per share - basic	$0.31	$0.27	$0.91	$0.83
Adjusted net income per share - diluted	$0.27	$0.24	$0.80	$0.72

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

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan, revolving credit facility and Exchangeable Notes. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), including possible repurchase of exchangeable notes (as described above), and capital expenditures (including property and equipment).
As of September 30, 2024, the Company had cash and cash equivalents of $52.7 million and debt principal outstanding of $330.0 million. As of December 31, 2023, the Company had cash and cash equivalents of $41.2 million and total debt principal outstanding of $340.3 million.
The Company believes that cash flows from its operations and available cash and cash equivalents, as well as the availability of a revolving credit facility of $130.0 million (as described below), are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, including possible repurchase of exchangeable notes (as described above), for at least the next 12 months from the date of filing of this Form 10-Q. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) to refinance the 2021 Credit Facility. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330 million comprising of a term loan of $200,000 (the “2024 Term Loan”) and a revolving credit facility of $130 million (the “2024 Revolver”). At September 30, 2024, there was $200 million of total debt outstanding under the Company’s existing credit facilities (the “2024 Credit Facility”). No amounts were drawn on the revolving credit facility as of September 30, 2024. Additional amounts may be available for borrowing during the term of the revolving loan, up to the full $130 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of September 30, 2024, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2024 Credit Facility will mature on August 7, 2029.

Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, the Company wrote-off approximately $0.1 million in unamortized debt issuance costs related to the lenders who did not participate in the 2024 Credit Facility which is included in Loss on Extinguishment of Debt in Other Expense in the accompanying consolidated statements of operations.

In conjunction with the 2024 Credit Facility, the Company incurred approximately $0.7 million in lender fees and $0.1 million in other third-party fees related to the 2024 Revolver and approximately $1.1 million in lender fees and $0.2 in other third-party fees related to the 2024 Term Loan. The $1.1 million of lender fees related to the 2024 Term Loan have been capitalized and these fees, along with $0.8 million of unamortized debt issuance costs related to the 2021 Credit Facility, will be amortized into interest expense through the maturity date of the 2024 Term Loan using the effective interest method. Similarly $0.7 million of lender fees and $0.1 million of other third-party fees related to the 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 Revolver using the straight-line method. The $0.2 million other third-party fees related to the 2024 Term Loan were expensed as incurred.
The Company’s Credit Facilities, including the 2024 Credit Facility, require the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The 2024 Credit Facility provide for the Company to prepay the term loans without penalty or premium. The Credit Facilities are secured by substantially all of the assets of the Company.

Interest on the revolving credit facilities and the term loans are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the which can range from 1.75% to 2.75% based on the Company's leverage ratio. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities.

The 2024 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of September 30, 2024. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, senior notes (the “Exchangeable Notes”) issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130.0 million that are exchangeable into shares of Class A common stock at a conversion price of $11.50, subject to adjustments. The conversion price is currently $9.57 for the period from September 19, 2024 to November 29, 2024. After that period, the conversion price will return to $10.98 per share, subject to the terms and conditions of the Indenture entered into with the trustee under the Indenture. The Exchangeable Notes bear interest at a rate of 7% per year, payable semiannually in arrears. The Exchangeable Notes will mature on December 27, 2026, and are exchangeable for shares of Class A common stock. The Company will settle any exchange of the Exchangeable Notes in shares of Class A common stock, with cash payable in lieu of any fractional shares. Additional interest may be payable as set forth in the Indenture. See Note 5 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Through November 6, 2024, an aggregate of $51.4 million of the Notes have been surrendered and exchanged for an aggregate of 5.4 million newly-issued shares of Class A Common Stock.
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the nine months ended September 30, 2024 was $94.1 million compared to cash provided by operating activities of $77.9 million during the nine months ended September 30, 2023. The increase in cash provided by operating activities of $16.3 million was primarily attributable to non-cash charges of $109.8 million related to changes in the Company's earnout consideration liability and warrant liability based on changes in the fair value of such liabilities resulting primarily from the significant improvement in the market price of our Class A Common Stock, equity compensation expense of $15.3 million, depreciation and amortization expense of $6.9 million, amortization of deferred financing costs of $1.0 million and changes in working capital of $0.6 million. This was partially offset by net loss of $34.8 million, and deferred tax benefit of $4.8 million
Net Cash Used in Investing Activities
Cash used in the Company’s investing activities for the nine months ended September 30, 2024 was $5.5 million primarily relating to capital expenditures of $4.8 million and capitalized software expenditures of $0.7 million, compared to cash used in investing activities for the nine months ended September 30, 2023 of $6.7 million.
Net Cash Used in Financing Activities
Cash used in the Company’s financing activities for the nine months ended September 30, 2024 was $77.2 million compared to cash used in the Company's financing activities for the nine months ended September 30, 2023 of $61.0 million. Cash used in financing activities for the nine months ended September 30, 2024 primarily related to distributions to non-controlling interest holders of $34.9 million, special distribution to non-controlling interest holders of

$15.6 million, repayment of scheduled principal payments of the term loan of $10.3 million, dividends to Class A shareholders $8.9 million, payments for taxes related to net share settlement of equity awards of $8.5 million and deferred cost related to debt modification of $1.9 million. This was partially offset by proceeds of $2.9 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions. Cash used in financing activities for the nine months ended September 30, 2023, primarily related to payment of distributions to non-controlling interests, repayment of scheduled term loan principal payments, payments for taxes related to net share settlement of equity awards, payments of tax receivable agreement liability and proceeds from employee stock purchase plan and exercise of equity awards.
Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of September 30, 2024, the Company had inventory-related purchase commitments totaling approximately $32.3 million.

Financing
The Company is a party to the 2024 Credit Facility with various banks and has issued Exchangeable Notes to certain holders. For a more complete description of the Company's debt obligations, see Note 5 of Notes to Consolidated Financial Statements in the Consolidated Financial Statements of the Company in this Quarterly Report on Form 10-Q.
Item 3. Quantitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of September 30, 2024, the Company had $200.0 million in debt outstanding under the 2024 Credit Facility, all of which was variable rate debt, and $130.0 million in long-term debt principal outstanding from the issuance of Exchangeable Notes.
The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2024, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.
On January 11, 2022, the Company entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of September 30, 2024, the Company had the following interest rate swap agreements (in thousands):

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
The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $2.8 million at September 30, 2024. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

As of November 06, 2024, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
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

◦If we are required to repurchase an amount of exchangeable notes in excess of our cash on hand, we would be required to access funds available through our revolving credit facility, which would result in an increase in our outstanding indebtedness.
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
◦The Warrants may not remain the money, and they may expire.

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

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC, sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. In addition, the U.S. Treasury, the IRS and other agencies also continue to propose new rules and guidance applicable to digital assets,.such as regulations on tax information reporting and withholding obligations. In June 2024, the U.S. Treasury finalized a rule requiring digital assets brokers to report additional information concerning users’ digital assets sales and trades. While such rule primarily addressed reporting requirements for custodial brokers, the accompanying release stated that the U.S. Treasury and the IRS anticipate issuing additional rules later in the year establishing reporting requirements for non-custodial brokers.

In July 2024, the U.S. Supreme Court overturned established administrative law precedent through three key decisions (collectively, the “Administrative Decisions”). In so ruling, the Court abandoned the requirement that courts defer to regulatory agencies’ interpretations of ambiguous statutory language; overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings and have extended the statute of limitations within which entities may challenge agency actions. The lasting effects of such decisions may vary based on judicial districts and circuits; the SEC and other regulators, including FinCEN, may face increasing legal challenges, delays, and changes to its proposed and existing rules, regulations, policies, decisions and other guidance, including guidance that we may have relied upon. The Administrative Decisions also may lead to an increase in litigation against regulatory agencies, which may create additional legal and regulatory uncertainty and have a negative impact on our business operations.

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

Our long-lived assets recorded as of September 30, 2024 were $29.0 million, representing approximately 7% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $23.1 million, as our operations require significant investments in machinery and equipment.

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

We have no direct operations and no significant assets other than our ownership interest in Holdings. We depend on Holdings for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Common Stock, and to satisfy our obligations under the Tax Receivable Agreement, which was amended in connection with the closing of the Resolute Transaction as of September 17, 2024. The financial condition and operating requirements of Holdings may limit our ability to obtain cash from Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

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

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event we elect to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of 15% of all future payments that holders of Holdings Class B Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

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

If we are required to repurchase an amount of exchangeable notes in excess of our cash on hand, we would be required to access funds available through our revolving credit facility, which would result in an increase in our outstanding indebtedness.

As a result of the Resolute Transaction, we were required to offer to repurchase our outstanding $130.0 million principal amount, together with interest accrued thereon, of exchangeable notes. We also temporarily increased the exchange rate at which the notes can be exchanged for shares of our Class A Common Stock. Through November 6, 2024,

an aggregate of $51.4 million of the Notes have been surrendered and exchanged for an aggregate of 5.4 million newly-issued shares of Class A Common Stock. If we are required to purchase all or a substantial portion of the outstanding notes, and such amounts exceed our cash on hand, we would be required to access funds available through our revolving credit facility, which would result in an increase in our outstanding indebtedness.

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

Holdings' notes are exchangeable into shares of our Class A Common Stock. The exchangeable notes are guaranteed by CompoSecure, L.L.C. Our guarantees of indebtedness could have significant negative consequences for our security holders, equity holders and our business, results of operations and financial condition by, among other things:

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

Our Warrants may not remain in the money, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share. Due to recent improvement in the market price of our Class A Common Stock, the price of our Class A Common Stock has recently exceeded the price of our Warrants. There can be no assurance that the Warrants will remain in the money prior to their expiration on December 27, 2026, and, as such, the Warrants may expire worthless.

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

As of September 30, 2024, we had outstanding Warrants to purchase an aggregate of 22,415,189 shares of our common stock, exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
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

As a result of the Resolute Transaction completed in September 2024, Resolute (together with its affiliates) is the beneficial owner of approximately 60% of the voting power of our outstanding common stock. As a result of this control, Resolute will be able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Resolute may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Resolute may in the future own businesses that directly compete with the business of the Company.

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

On August 7, 2024, all of the Class B stockholders of the Company and Resolute entered into stock purchase agreements. Under the terms of the agreements and pursuant to the Exchange Agreement, the selling shareholders exchanged, on September 17, 2024, their 51.9 million Class B units for Class A shares, and Resolute acquired 49.3 million Class A shares. The Company did not receive any proceeds from the exchange of Class B units for Class A shares. As a result of these transactions, there are no longer any shares of Class B Common Stock outstanding.

Repurchases of Equity Securities.
On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million in the aggregate of shares of our outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), warrants and/or notes exchangeable for shares of Common Stock (collectively, the “Securities”). Repurchases of Securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and Indenture for the Exchangeable Notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. The Repurchase Program is effective March 7, 2024 through March 7, 2027. There was no repurchase activity during the quarter ended September 30, 2024. As of September 30, 2024, $40.0 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans.
During the quarter ended September 30, 2024, the following officers of the Company entered into and/or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

•On August 14, 2024, Adam Lowe, Chief Product & Innovation Officer of the Company, terminated his pre-existing trading plan (adopted on June 12, 2024); and then on September 12, 2024, Mr. Lowe entered into a new plan covering the potential sale of 178,923 shares of Common Stock, all of which would be acquired upon exercise of stock options. This plan is scheduled to commence on December 13, 2024 and terminate on the earlier of December 31, 2025 or the date all shares subject to the plan have been sold.
•On August 14, 2024, Amanda Gourbault, Chief Revenue Officer of the Company, terminated her pre-existing trading plan (adopted June 14, 2024).

Transactions under each of these plans are based upon pre-established stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period.

Other than the plans described above, during the quarter ended September 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	Letter Agreement, dated August 7, 2024, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.2	Amendment No. 1 to the Tax Receivable Agreement, dated as of August 7, 2024, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and the TRA Parties parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.3	Fourth Amended and Restated Credit Agreement, dated August 7, 2024, by and among CompoSecure Holdings, L.L.C., CompoSecure, L.L.C., Arculus Holdings, L.L.C., JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.4	Governance Agreement, dated September 17, 2024, by and between CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.5	Agreement to Terminate Stockholders Agreement, dated September 17, 2024, by and between CompoSecure, Inc. and the certain stockholders signatories thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.6*	Amendment Number 8 to Master Services Agreement, dated August 13, 2024, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023 (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023, as well as the year ended December 31, 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and September 30, 2023, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompoSecure, Inc.

Date: November 8, 2024                    By: /s/ Jonathan C. Wilk
Name: Jonathan C. Wilk
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024                    By: /s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)