Form 10-K
period 2024-12-31
CompoSecure, Inc.
filed 2025-03-05
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐
As of June 28, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting common stock outstanding, other than shares held by affiliates of the registrant at that date, computed by reference to the closing sales price for the common stock on June 28, 2024, as reported on the Nasdaq Global Market, was approximately $190 million (based on the closing sales price of the common stock on June 28, 2024 of $6.80).
As of March 03, 2025, there were approximately 102,311,981 shares of the registrant's Class A common stock outstanding .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K and certain documents are incorporated by reference into Part IV.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•Risks of rapidly evolving domestic and global economic conditions, which are beyond our control;

•We may fail to retain existing customers or identify and attract new customers;

•Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage and increase risks of litigation;

•System outages, data loss or other interruptions could affect our operations;

•We may not be able to recruit, retain and develop qualified personnel, including for areas of newer specialized technology;

•Our future growth may depend upon our ability to develop and commercialize new products, and we may be unable to introduce new products and services in a timely manner;

•Disruptions in our supply chain or the performance of our suppliers and/or development partners could occur;

•We have limited experience in the digital assets industry and may not succeed in fully commercializing the products and solutions derived from the Arculus technology;

•Risks related to the rapid evolution of the security markets, including that our Arculus Authenticate solutions may not achieve widespread market acceptance or may not provide sufficient protection;

•Our dependence on certain distribution partners and the risk of their loss;

•Risks to market share and profitability due to competition;

•Risks relating to the management of our business by Resolute Holdings, including our reliance on Resolute Holdings for management services under the Management Agreement, which gives Resolute Holdings substantial influence over our business, operations, and strategy;

•We may fail to successfully manage and integrate acquisitions or strategic transactions, which could negatively impact our financial performance and growth prospects;

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

Key Product Overview

The Company led the creation and growth of the metal card form factor through its expertise in material science and has been at the forefront of emerging embedded payment card technology (e.g., the evolution of “tap to transact”). For more than two decades, through its combination of large-scale, advanced manufacturing capabilities and deep technological expertise, the Company has driven key payment card industry innovations in materials science, metal form factor design, dual interface functionality, and security. The distinct value proposition of the Company’s products has resulted in widespread adoption by major banks, financial institutions and fintech innovators to support their acquisition and retention of consumer and business card customers. From 2010 through 2024, the Company produced and sold over 200 million metal payment cards worldwide (i.e., credit and debit cards issued primarily on one of the Visa, MasterCard, American Express, Discover payment networks). In 2024 alone, the Company provided metal payment card solutions for more than 150 branded and co-branded card programs, totaling approximately 30 million payment cards sold. The Company’s metal payment card solutions have generated, and are expected to continue to generate, a significant base of growing, highly profitable revenue. The Company is now accelerating innovation in secure authentication technology solutions with the launch of Arculus

(named for the ancient Roman god of safes and strongboxes). Arculus is a digital security platform with broad industry applicability. Through the convenience of a premium metal card, this technology is designed to solve chronic industry and consumer needs for reliable, trusted and secure authentication solutions - moving beyond passwords, as well as providing enhanced security for storage of digital assets. The Company's Arculus technology is designed to transform a metal payment card into a multifunctional device to support both traditional payments and to act as a ‘tap-to-authenticate’ hardware token allowing for passwordless, and hardware-based, multi-factor authentication.

Recent Developments

Acquisition of Majority Ownership of CompoSecure

In September 2024, Tungsten 2024 LLC ("Tungsten", which subsequently transferred the shares to Resolute Compo Holdings LLC) and its affiliated vehicles (“Resolute”), an investment firm led by David Cote and Tom Knott, became the majority owner of the Company, having acquired 49,290,409 shares of the Class A Common Stock of the Company (the “Class A Common Stock”) for an aggregate purchase price of approximately $372.1 million, or $7.55 per share of Class A Common Stock acquired, representing an approximately 60% voting interest (which has since been diluted by additional share issuances) (the "Resolute Transaction"). Upon completion of the Resolute Transaction, all issued and outstanding shares of Class B Common Stock of the Company (the "Class B Common Stock") were cancelled, eliminating the Company's dual-class structure. The Resolute management team has a proven track record of sourcing, executing, and integrating acquired businesses and then growing and developing those businesses profitably. David Cote brings more than 40 years of operating experience across a wide range of industries. Following a variety of senior executive positions at General Electric Company (“GE”) and TRW Inc. (“TRW”), Mr. Cote served as Executive Chairman of the Board and Chief Executive Officer of Honeywell International Inc. (“Honeywell”) from 2002 to 2017. He has served since February 2020 as Executive Chairman of the Board of Vertiv Holdings Co. (“Vertiv”). Mr. Knott brings more than 14 years of investment experience across a variety of asset classes and investment structures. Most recently, he led the Permanent Capital Strategies group at Goldman Sachs, where his efforts were focused on developing a platform to combine long-term capital and a disciplined acquisition strategy with best-in-class operating capabilities.

In connection with the Resolute Transaction, upon authorization and approval by a special committee of the Board comprised solely of independent and disinterested directors (the “Special Committee”), the Company and a subsidiary entered into a Letter Agreement with an investment entity affiliated with Resolute (the “Letter Agreement”), and the Company and Resolute entered into a Governance Agreement (the "Governance Agreement") to establish certain governance matters, including ongoing obligations regarding the size of the board of directors, election of specified directors including independent directors, as well as other matters. In addition, in connection with the Resolute Transaction, the Company entered into the TRA Amendment (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), which amends the TRA (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") to, among other things, prevent acceleration of TRA payments that would otherwise be payable as a result of the Resolute Transaction. The TRA Amendment was effective upon the closing of the Resolute Transaction. For more information on the TRA and TRA Amendment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Controlled Company Status

As a result of the Resolute Transaction, the Company is a “controlled company” within the meaning of the Nasdaq listing rules. As of February 28, 2025, Resolute owned approximately 51% of the voting power of the Company's common stock and therefore is able to control all matters that require approval by the stockholders of the Company, including the election and removal of directors, changes to the Company's organizational documents and approval of acquisition offers and other significant corporate transactions. As a “controlled company” within the meaning of the Nasdaq listing rules, the Company qualifies for and relies on certain exemptions from certain corporate governance requirements.

Spin-Off of Resolute Holdings Management, Inc. in Pro Rata Distribution

On February 28, 2025, the Company completed the spin-off of Resolute Holdings Management, Inc. (“Resolute Holdings”), formerly an indirect, wholly owned subsidiary of the Company (the "Spin-Off"). The distribution of all shares of the common stock, par value $0.0001 per share, of Resolute Holdings (the “Resolute Holdings Common Stock”), to holders of CompoSecure’s Class A Common Stock, as a pro rata dividend occurred on February 28, 2025 (the "Distribution Date"), and Resolute Holdings began trading on The Nasdaq Stock Market LLC on February 28, 2025 under the ticker symbol “RHLD.” Holders of the Company's Class A Common Stock received one (1) share of Resolute Holdings Common Stock for every twelve (12) shares of Class A Common Stock held on February 20, 2025, the record date for the distribution. The distribution of shares of Resolute Holdings will give rise to a taxable gain to the Company and will be treated as a taxable dividend to all existing stockholders of the Company for U.S. federal and applicable state and local tax purposes. Investors should note that Resolute Holdings Management, Inc. is a distinct entity from Resolute Compo Holdings LLC, which acquired CompoSecure shares in September 2024, as described above. The Company's Board believes that investors will value the Resolute Holdings operating management capabilities more favorably if conducted through a stand-alone company than residing within the legacy strategy at the Company.

The CompoSecure Board believes that the aggregate value of the Company and Resolute Holdings will increase over time relative to the stand-alone value of the Company prior to the announcement of the planned Spin-Off, as the Spin-Off will permit investors to invest separately in Resolute Holdings and in the operating businesses of the Company. This structure may also make the Company's and the Resolute Holdings' common stock more attractive to investors as compared to the Company’s common stock before the Spin-Off because the stock would become available to a broader base of investors who seek an investment that offers the growth, risk, and sector prospects of either Resolute Holdings or the Company, but not that of the combined company. The Company's Board also considered factors that might have a negative effect on the Company attributable to the Spin-Off. For example, there can be no assurance as to the future market prices of the common stock of either the Company or Resolute Holdings. Additionally, certain factors such as a lack of Resolute Holdings’ historical financial and performance data as an independent public company may limit investors’ ability to appropriately value the Resolute Holdings common stock. Further, Resolute Holdings is expected to initially operate with limited profitability due to the initial resource investment required to build the capabilities to perform its duties required by the Management Agreement (defined below) with the Company.

Management Agreement with Resolute Holdings

In connection with the Spin-Off, Resolute Holdings and CompoSecure Holdings L.L.C., a wholly-owned subsidiary of the Company ("Holdings", and which solely for the purposes of this section, includes its controlled affiliates), entered into a management agreement (the "Management Agreement") on the Distribution Date, pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations, and overseeing the strategy of, Holdings and its subsidiaries. Under the Management Agreement, Resolute Holdings is responsible for, among other things, the following services and activities to the fullest extent permitted by Delaware law, the Securities Exchange Act of 1934, the Securities Act of 1933, the Nasdaq listing rules and any other applicable rule or regulation:

•establishing and monitoring Holdings’ objectives, financing activities and operating performance;

•selecting and overseeing Holdings’ management team and their operating performance;

•reviewing and approving Holdings’ compensation and benefit plans, programs, policies and agreements, including with respect to any grants of equity awards to persons providing services to CompoSecure Holdings;

•devising capital allocation strategies, plans and policies of Holdings;

•setting the budget parameters and expense guidelines of CompoSecure Holdings and monitoring compliance therewith;

•identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business combinations;
•originating and recommending opportunities to form or acquire, and structuring and managing, any joint ventures;

•overseeing negotiations with potential participants in any business opportunity under Holdings’ consideration and determining (or delegating to any officer of Holdings the decision to determine) if and when to proceed;

•engaging and supervising, on Holdings’ behalf, independent contractors and third-party service providers;

•reviewing and approving Holdings’ compensation and benefit plans, programs, policies and agreements;

•setting the budget parameters and expense guidelines of Holdings;

•communicating on behalf of Holdings with the holders of any securities of Holdings (i) as required to satisfy any reporting and other requirements of any governmental authority having jurisdiction over Holdings and (ii) to maintain effective relations with such holders;

•overseeing all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) in which CompoSecure Holdings may be involved or to which CompoSecure Holdings may be subject arising out of CompoSecure Holdings’ day-to-day activities (other than with us or our affiliates);

•counselling CompoSecure Holdings in connection with decisions required by Delaware law to be made by the CompoSecure Board; and

•performing such other services from time to time in connection with the management of the business and affairs of CompoSecure Holdings and its activities as the CompoSecure Board shall reasonably request and/or we shall deem appropriate under the particular circumstances.

Holdings is required to pay Resolute Holdings a quarterly management fee equal to 2.5% of Holdings' last 12 months' Adjusted EBITDA, as defined in the Management Agreement (the "Management Fee"). Holdings is also required to reimburse Resolute Holdings and its affiliates for their documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings' or their affiliates' personnel who provide services to Holdings under the Management Agreement. The Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Each of Holdings and Resolute Holdings may terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require us to pay a Termination Fee (as defined below), which could be significant and may be paid in cash, shares of common stock or a combination of cash and stock.

Holdings is responsible for all of its costs and expenses and will reimburse Resolute Holdings or its affiliates for its or its affiliates' documented costs and expenses incurred on behalf of Holdings, other than expenses related to Resolute Holdings' or its affiliates' personnel who provide services to Holdings under the Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by it or by Holdings. Resolute Holdings may elect not to seek reimbursement for certain expenses during a given quarterly period, but any such determination will not constitute a waiver of reimbursement for such expenses, or similar expenses, in future periods.

The Management Agreement has an initial term of ten years and the term will automatically renew for successive and additional ten-year terms, unless it is terminated in accordance with its terms. Resolute Holdings will have the right to terminate the Management Agreement:

•for any reason upon 180 days' written notice to Holdings before the last day of the initial term or a renewal term;

•upon 60 days' written notice to Holdings before the last day of the initial term or a renewal term in the event of:

◦a default by Holdings in the performance or observance of any material term, condition or covenant contained in the Management Agreement that continues for a period of 30 days after delivery by Resolute Holdings of a written notice to Holdings specifying the default and requesting that it be remedied in the same 30-day period (and the Termination Fee will be payable in accordance with the terms of the Management Agreement); or

◦a termination of the Letter Agreement (and the Termination Fee will be payable in accordance with the terms of the Management Agreement);

•at any time upon Holdings becoming required to register as an investment company under the Investment Company Act of 1940.

Holdings will have the right to terminate the Management Agreement:

•upon 180 days' written notice before the last day of the initial term or a renewal term and payment of the Termination Fee, if two-thirds of the independent directors of the Company (who have not recused themselves with respect to such vote) determine the Management Fee is not fair and the parties fail to reach an understanding on the fee following consultation and mediation procedures set forth in the Management Agreement;

•upon 30 days' prior written notice at any time during the initial term or a renewal term, without payment of the Termination Fee, if any of the following events occur (each, a "Kick-Out Event"):

◦a final judgment (which is not stayed or vacated within 30 days) that Resolute Holdings has committed a felony or material violation of securities laws that has a material adverse effect on Holdings' business or ability of Resolute Holdings to perform its duties under the Management Agreement;

◦a final judgment (subject to a 30-day cure period) that Resolute Holdings has committed fraud against Holdings, misappropriated or embezzled funds of Holdings, acted or failed to act in a manner constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties; or

◦the bankruptcy or dissolution of Resolute Holdings.

As used in this summary, the term "Termination Fee" means an amount equal to the greatest of:

•as of the effective termination date, the fair market value of the aggregate Management Fee then payable or that would become payable if the Management Agreement were automatically renewed and remained in effect in perpetuity;

•as of the effective termination date, the net present value of the aggregate Management Fee then payable or that would become payable if the Management Agreement were automatically renewed and remained in effect in perpetuity, calculated in accordance with the Management Agreement; and

•four times the aggregate Management Fee that became payable during the 24-month period prior to termination.

The Termination Fee will be payable in cash or, at the option of Holdings, by action of a two-thirds vote of the independent directors of our Board (who have not recused themselves with respect to such vote) and upon written notice thereof, shares of our Class A Common Stock or a combination of shares of Class A Common Stock and cash, provided that the issuance of any shares of Class A Common Stock in connection with the payment of the Termination Fee will be in accordance with applicable laws and stock exchange regulations.

Holdings will, to the fullest extent permitted by Delaware law, reimburse, indemnify and hold harmless Resolute Holdings, its affiliates and the respective directors, officers, employees and stockholders, including the directors, officers, employees, managers, trustees, control persons, partners, stockholders and equityholders ("Manager Indemnified Parties") of and from:

•any and all expenses, losses, damages, liabilities, demands, penalties, costs, charges and claims of any nature whatsoever (excluding the costs described in the below bullet) in respect of or arising from any acts or omissions of such Manager Indemnified Party performed in good faith in accordance with, pursuant to, or in furtherance of, the Management Agreement and not constituting bad faith, fraud, willful misconduct, gross negligence or reckless disregard of duties of such Manager Indemnified Party under the Management Agreement; and

•any and all documented and reasonable out-of-pocket expenses (including fees and out-of-pocket disbursements of counsel) incurred in connection with investigating, preparing or defending any acts or omissions by us or our officers, employees or affiliates performed in accordance with, pursuant to or in furtherance of, the Management Agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or by any legal or equitable proceeding (including any threatened or ongoing investigative, administrative, judicial or regulatory action or proceeding), or by virtue of any statute, regulation or other applicable law, or otherwise as such expenses are incurred or paid (provided that if it is ultimately finally judicially determined in a court of competent jurisdiction that the aforementioned Manager Indemnified Parties are not entitled to indemnification thereunder, such Manager Indemnified Parties shall reimburse Holdings for any and all documented and reasonable out-of-pocket expenses (including fees and out-of-pocket disbursements of counsel) already paid or reimbursed by Holdings in respect of which such final judicial determination was made).

The Management Agreement contains mutual representations and warranties of Holdings and Resolute Holdings with respect to: due organization and good standing; corporate power and authority; and non-contravention of laws, regulations and contracts by the execution, delivery and performance of the Management Agreement.

The Management Agreement does not create an exclusive relationship between Holdings and its controlled affiliates, on the one hand, and Resolute Holdings, on the other hand. Under the Management Agreement, Holdings and Resolute Holdings or its affiliates may, in their sole and absolute discretion, allocate opportunities among Holdings and any other person to which Resolute Holdings renders services of any kind, or for which Resolute Holdings otherwise acts as an external manager, in any manner that Resolute Holdings deems appropriate. The doctrine of corporate opportunity or any analogous doctrine will not apply to Resolute Holdings or its affiliates, and nothing in the Management Agreement will be construed to impose on Resolute Holdings an express or implied fiduciary duty to Holdings, any of its controlled affiliates or any holders of equity or voting interests in Holdings or such controlled affiliates. The foregoing summary of the material provisions of the Management Agreement is qualified in its entirety by the Management Agreement, the form of which is filed as an exhibit to this annual report.

Strategic Priorities

We are focused on the following strategic priorities in 2025, described in more detail below:

Accelerate Organic Growth
Our more than 20-year track record of providing new and innovative products to the market has given us a leading position in the premium payment card market. We enter 2025 with a strong pipeline for new product development and commercialization focused on providing compelling products to our customers so they can attract and retain consumer and business card accounts. In 2025, we expect to accelerate organic growth through winning new customers, expanding programs with existing customers, and offering new and innovative products and services to existing customers.

Improve Operational Efficiency
We are actively developing and implementing the CompoSecure Operating System, with guidance from David Cote's decades of operational experience. The goal is to deliver consistent excellence across the organization.

Continue Arculus Traction
We believe a payment card can do more — more than their current functionality. The Company's Arculus technology is designed to transform a payment card into a multifunctional device to support both traditional payments and to act as a ‘tap-to-authenticate’ hardware token allowing for passwordless and hardware-based multi-factor authentication. The Company believes its Arculus technology elevates the digital security experience for consumers by seamlessly integrating secure authentication and/or cold storage capabilities into their everyday wallets.

Expand and Diversify Through Acquisitions
Through our Management Agreement with Resolute Holdings, we expect to utilize our core business' ability to generate strong free cash flow to drive growth through accretive M&A transactions. The Resolute Holdings team has extensive, cross-functional expertise in identifying opportunities in attractive markets with robust growth drivers that can both add capabilities to the Company’s core business and further diversify our business mix.

Market Opportunity

Edgar, Dunn and Company, a global financial services and payments consulting firm (“Edgar Dunn”), estimated there would be 10.3 billion addressable payment cards in circulation (from total of over 17 billion) globally in 2024, with 5.2 billion addressable payment cards issued in 2024, and estimates total cards issued will grow to 6.1 billion by 2027. Similarly, McKinsey & Company, a leading management consulting firm, estimates that global payment card revenue is expected to grow 5 percent annually over the next five years, on pace to exceed $3.1 trillion by 2028. Ongoing payment card innovations, particularly dual-interface (“contactless” or “tap-to-pay”) functionality, are expected to support continued physical card use as compared with other payment approaches.

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

Metal payment cards were initially designed and marketed to payment card issuers targeting relatively small segments of high-net-worth cardholders. Market acceptance within the high-net-worth segment has led issuers to expand their metal payment card offerings to target mass affluent and other customer segments. Issuance of Metal payment cards has grown quickly but remains in early phases of adoption globally. With an estimated 2024 global addressable market of 5.2 billion payment cards issued, the Company’s total penetration is estimated to be less than 0.6%.

The Company believes the payment card market is undergoing a long-term transformation from plastic to metal card form factors. The following key market dynamics support issuer decisions to add metal payment cards to their programs:

•Based on a 2024 market survey conducted by Capuchin Behavioural Science, consumers globally strongly favor metal cards, with 68% of survey respondents stating that if all rewards/benefits were equal, they would prefer a metal card. Technological and manufacturing innovations enable the Company to offer issuers an array of different metal form factors, and added features, with a variety of price points to provide issuers competitive differentiation in their card programs. This range of card offerings is expected to continue to drive adoption of metal payment cards across segments in issuer card portfolios (consumer, small business, corporate, etc.) and card types (credit, debit, loyalty, etc.).

•The Company believes that dual-interface metal payment cards are easier to use than most mobile payment platforms, and that entrenched consumer preference for physical form factors are expected to maintain the role of payment cards in the marketplace notwithstanding the introduction of mobile payment platforms such as Apple Pay® and Google Pay®. It is expected that mobile payment platforms will continue to grow, but not replace physical cards as the dominant transaction model. For example, it has been reported that even ten years after its launch, ApplePay® accounts for only 5.6% of retail sales. Dual-interface cards are more popular among consumers for in-person transactions and online transactions, with one study recently reporting that 77% of consumers preferred using a debit or credit card when buying online.

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

•Payment cards remain the primary payment instrument at the point of sale. The introduction of dual-interface cards is expected to continue to drive use of physical cards in stores. It has been reported that payment cards were used in 62% of in-store payments in 2023. Even with the ongoing global expansion of e-commerce, the need for physical card products is not expected to significantly diminish. After more than two decades of e-commerce activity, it is estimated that approximately 16% of total U.S. retail sales in 2024 were completed through e-commerce channels.

The Company’s products and services are designed to serve the convergence of large and growing addressable markets supported by increasing business and consumer demand for solutions supporting contactless payments, enhanced security and fraud protection. The Company believes there is a compelling market opportunity to provide payment card issuers, and other existing and prospective metal card clients, secure authentication solutions to meet the growing demand to enhance consumer security, through the use of a premium metal card as a hardware authentication token - Powered by Arculus. Today’s digital world leaves consumer assets exposed to fraud, hacking and other dangers. Financial institutions, credit card issuers and other businesses are trying to mitigate these dangers, but consumers are faced with antiquated and expensive security solutions that have complicated user experiences including usernames and passwords which remain at risk for being stolen or otherwise compromised. Based on industry reports:

•Identity fraud losses totaled $23 billion in 2023, which is a 13% increase in losses for U.S. adult victims of identity fraud over the prior year, as reported by Javelin Strategy & Research.

•According to the Identity Theft Resource Center's 2024 Annual Data Breach Report, in 2024, there were 3,158 publicly reported data compromises which resulted in 1.3 billion notices being sent out to individuals, representing a 211% increase over the prior year.

•Payment card fraud losses worldwide exceeded $34 billion in 2023, which is a 1% increase over the prior year, per Payments Dive's industry blog.

•Passwords are often identified as the weak link in cybersecurity, with password security issues accounting for 30% of data breaches experienced by users in 2024, according to an analysis by GoodFirms.co.

•PMNTS.com, an industry journal, has reported that 56% of U.S. consumers stated that total protection in mobile apps (i.e. protecting mobile data, accounts, login, purchases, and protection from malware and fraud) are critical in their decision to use or download an app.

•40% of all help desk calls are related to password expirations, changes, and resets, as estimated by Gartner.

•According to the National Consumer Law Center, the U.S. Federal Bureau of Investigation has reported that an estimated $50 million was stolen through SIM-swap attacks in 2023 from approximately 1,075 cases nationwide.

•Worldwide damages from SIM swapping attacks estimated to be $6.5 billion in 2023 (a type of identity theft in which an attacker gains control of a victim's mobile phone number by transferring it to a new SIM card), more than double the damages reported in 2021 and more than six times the damages reported in 2019, as estimated by an industry blog.

•Statista, a global data and business intelligence firm, has estimated the market for passwordless authentication products and services to be approximately $18.4 billion in 2024, and is estimated to grow to approximately $86.4 billion by 2033.

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

Growth Opportunities

The Company is a high-growth, profitable technology company, focused on innovative payments, security, and authentication solutions. The Company has a demonstrated track record of achieving growth in operational scale and financial performance, including:

•Card programs served grew from approximately 60 in 2018 to over 150 in 2024; and

•Metal payment card unit sales grew from 12.6 million in 2018 to about 30 million in 2024.

Even with its long-term track record of growth and leadership in metal payment card solutions, the Company’s sales volume of payment cards in 2024 represented less than 0.6% of estimated addressable market for payment cards, indicating substantial opportunity for further penetration of the global payment card market. Presently, the Company's metal payment card growth activities are targeted in these primary areas:

Domestic Expansion. In 2024, the Company produced metal payment cards for 8 of the top 10 U.S. card issuers. The Company believes there are substantial opportunities to expand adoption of metal form factors for existing client proprietary and co-branded mass affluent card programs in the U.S. which do not currently offer metal payment cards. The number of issuers adopting metal programs continues to increase, and there has been an increase in card issuers expanding their metal card programs to additional proprietary and co-branded portfolios. The Company’s marketing and sales activities target opportunities to expand metal card programs for existing customers in the U.S. and to introduce metal form factors to new card issuer clients in the U.S. The Company has expanded its team of direct sales representatives to target growth opportunities in the U.S.

International Expansion. The Company’s net sales from non-U.S. metal payment card programs in 2024 totaled $77 million, over four times its 2018 net sales of $19 million from non-U.S. programs. The Company believes that issuers in international markets are still in the early stages of adoption of metal form factors and largely untapped opportunities exist across major markets in Europe, Asia, India, the Middle East, and Latin America. In these regions, issuers are developing awareness of the relatively low cost and attractive economics of metal payment card programs. The Company has continued to grow its team of international direct sales representatives and third-party distribution partners to further support growth in markets outside of the U.S.

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

•Dynamic CVV – Adding dynamic CVV technology to metal cards as an additional security feature converts the 3-digit CVV code from a static number printed on the back of the card to one on a tiny e-ink screen that refreshes periodically. As the cardholder must physically possess the card to have all the necessary information to make a purchase, this technology aims to fight the $34 billion payment card fraud crisis facing the credit card industry.

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

The Company’s primary Arculus Business Solutions are:

•Payments + Arculus Authenticate – The Arculus Authenticate solutions can be seamlessly integrated and paired with the Company’s payment cards, allowing consumers to make secure transactions and gain secure access to personal accounts, all from the same metal card. This custom security solution enables card issuers and other businesses to build multi-factor authentication solutions for their customers, through the convenience of the Company’s premium metal cards — Powered by Arculus. Arculus Authenticate is a customizable feature designed to fit into each client’s information technology infrastructure with ease, enabling them to meet the specific needs of their customers. With over 26 billion passwords exposed by hackers in January 2024 alone, Arculus Authenticate provides a more secure option for businesses and their customers, offering a best-in-class, passwordless and hardware-based, secure authentication experience. The Arculus Authenticate solutions are FIDO2 certified, and the Company has obtained approval by Mastercard and Visa to produce metal payment cards with authentication capabilities. FIDO2 refers to Fast Identity Online, a technology which enables users to leverage common devices to easily authenticate to online services in both mobile and desktop environments. The Arculus Authenticate solutions allow clients to generate and store their FIDO2 security key on a custom branded metal card, rather than a clunky and generic USB dongle or other hardware token, resulting in a smooth customer experience and increased brand loyalty with each tap-to-authenticate interaction.

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

Consumer Products: For consumers, the Company launched Arculus in October 2021 with the introduction of the Arculus Cold Storage Wallet for simple and secure storage of digital assets for consumers. The Arculus Cold

Storage Wallet is a revolutionary cold storage wallet for securing digital assets. The risk of loss of valuable assets by consumers and other industry participants is driving the need for more advanced security solutions to protect these digital assets against fraud and theft. It is estimated that about $2.2 billion of cryptocurrencies was stolen in 2024, a 21% increase from 2023, with the number of individual hacking incidents growing from 231 in 2023 to 303 in 2024. The Company believes the use of the Arculus Cold Storage Wallet could substantially reduce the risk of catastrophic loss of valuable assets. Wallets enable users to access and monitor their digital assets and initiate transactions. Hot storage wallets generate and store private and public keys and digitally sign transactions within Internet-connected devices where storage of the keys is hosted by a third-party custodian. For example, digital asset exchanges today typically provide their customers hot storage wallets with the exchange having custody of the user’s private keys (which refers to codes needed for a user to access their digital assets). By contrast, cold storage wallets store private keys in the custody of the user, eliminating custodial-based security vulnerabilities. Though typically more convenient for day-to-day transaction activity than cold storage, Hot storage wallets are more prone to risk of fraud and cyber-theft, as well as the risk of bankruptcy, withdrawal freezes and other liquidity risks of hot storage wallet operators. Even in light of the recent turmoil in the digital asset markets, the Company believes digital assets will continue to have a significant impact on new global financial and security frameworks and will present significant monetization opportunities. Crypto.com reported that global cryptocurrency users increased 6.4% in the first half of 2024, rising from 580 million in December 2023 to 617 million by June 2024. Statista reported 6 million cryptocurrency wallets (inclusive of hot and cold storage) at year end 2016. This figure grew to an estimated 400 million by year end 2024. The cold storage market is nascent but projected to grow rapidly, as consumers increasingly seek out enhanced security for storage of their digital assets and look to maintain custody of their private keys.

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

The Arculus Cold Storage Wallet allows users to easily and securely buy and swap digital assets, providing the convenience of hot storage with the security of cold storage. Commercial sales of the Arculus Cold Storage wallet commenced in the fourth quarter of 2021. Compared with existing cold storage wallet products available in the market, the Arculus Cold Storage Wallet offers a secure, user-friendly, and feature-rich solution that utilizes the Company’s expertise in NFC-integrated metal card design and production. In 2022, the Arculus Cold Storage Wallet was recognized by ABI Research, an independent industry research firm, as the most innovative cold storage hardware wallet in the industry. The Arculus Cold Storage wallet supports specific digital assets, including Bitcoin, Ethereum, non-fungible tokens (NFTs) and others, and the Company plans to increase the number and type of digital assets supported, including that it may support purchase and swap transactions for digital assets it does not currently support. Updated support lists are maintained on the Company's Arculus consumer website at www.getarculus.com.

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

The Company has arrangements in place with third party liquidity partners to provide Arculus customers with digital asset purchase and/or swap transactions. In addition, Arculus customers can effect peer-to-peer/send & receive transfers using the Arculus Cold Storage Wallet and three-factor authentication technology, providing the end user significantly more protection against theft, fraud and hacking as compared to the use of custodial hot storage. The Company provides a visual interface for Arculus users to access the blockchain to make peer-to-peer send & receive transfers; Arculus does not control the user’s assets during such transfers.

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

Embedded Client Relationships. The Company has been serving its two largest clients, American Express and JP Morgan Chase, for nearly seventeen years, building strong relationships with key personnel. For these major and numerous other clients, the Company has produced metal payment cards for over 150 card programs, including issuer proprietary and co-branded programs. The Company has also steadily grown the number of customers it serves, increasing from approximately 30 in 2016 to more than 125 in 2024.

Scale. In 2024, the Company produced approximately 30 million metal payment cards. Leveraging its manufacturing and support facilities in Somerset, New Jersey, the Company has developed the ability to provide volume and quality at a scale the Company believes is much larger than current metal payment card competitors’ existing metal card output. The Company believes that its ability to produce metal payment card volume and quality at scale is critical to the success of very large payment card programs, while also driving manufacturing efficiencies and related cost advantages. In addition, the Company has separate manufacturing operations designed to optimize smaller quantity production runs for pilot or specialized card programs.

Patents and Trade Secrets. Leveraging its decades of experience, the Company has developed extensive trade secrets in creating graphic effects on metal cards, heavily customized equipment and machinery and proprietary coatings, as well as the knowledge and ability to blend various metals and polymers to create unique composites. The Company has a strong focus on protecting its proprietary intellectual property. As of February 2025, the Company had more than 65 U.S. and foreign (utility and design) patents issued, more than 35 U.S. and foreign (utility and design) patent applications pending, and new technologies under development. The Company expects to continue to develop innovations for payment card form factor design, components and manufacturing methods, many of which are reflected in patent applications, which may also include further technological innovations for the Arculus platform.

Clients

The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has developed long-term relationships with its largest customers, including nearly twenty-one years with American Express and nearly seventeen years with JP Morgan Chase, across multiple RFP cycles with both companies.

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

The Company’s largest clients are JP Morgan Chase and American Express. Together these clients represented 63.2% (or individually, approximately 37.0% and 26.2%, respectively) of our net sales for the year ended December 31, 2024, and 70.5% (or individually, approximately 41.7% and 28.8%, respectively) of our net sales for the year ended December 31, 2023.

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

Business-to-Consumer Sales. The Company’s direct-to-consumer strategy expects to generate sales via the Internet, physical retail and other channels. The Company’s online direct-to-consumer strategy includes selling products through its own Arculus-branded e-commerce website, as well as other Internet distribution channels, including Amazon.com®, Walmart.com®, NewEgg.com®, TikTok® and other online distributors.

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

The market for digital security, authentication and digital asset storage products and services is highly fragmented today. The Company's Arculus Business Solutions compete for business sales with other providers of security, authentication and digital asset storage products and services. The Company offerings of Arculus Authenticate and Arculus Cold Storage, and its ability to combine payment cards with secure authentication and digital asset storage solutions, positions the Company to address a specific, growing need of payment card issuers, fintechs, and other businesses seeking to enhance their customers’ security. The Company’s primary competitor in the secure authentication solutions market is Yubikey®, which is a stand-alone hardware device typically connected to a computer for authentication functionality, as well as Capital One's AirKeyTM technology.

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

The Company relies on a combination of registered (such as patents, trademarks, service marks, etc.) and unregistered (such as trade secrets, confidential information, etc.) programs for its intellectual property protection throughout the world. As of February 2025, the Company had more than 65 U.S. and foreign patents issued, more than 35 pending U.S. and foreign patent applications, and 35 families of U.S. and foreign trademarks/service marks registered and/or applied for across 27 jurisdictions. The Company’s 42 distinct utility patent families have an average remaining lifetime of over 11 years (of their 20-year terms from filing date, assuming eventual grant and all annuities paid); its 8 design patent families have an average of 74% of their lifetime remaining (of 10 – 25-year terms, depending upon jurisdiction), and its registered trademarks/service marks have ten-year terms renewable indefinitely with ongoing use. The Company expects to continue to develop innovations for payment card form factor design, features, components and manufacturing methods, as well as secure authentication and digital asset storage solutions, many of which are reflected in patent applications.

Government Regulations

The payments industry is generally subject to extensive government regulation — both in the United States and internationally (where the Company's products are sold, including in the UK, the EU and Asia) — and any new laws and regulations, or industry standards or revisions made to existing laws, regulations or industry standards (or changes in interpretations or enforcement) affecting the payments industry may materially or adversely affect the Company’s business.

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

Digital assets are recent technological innovations subject to evolving regulatory schemes. Approaches to digital asset regulation vary globally, with some jurisdictions actively legislating, others interpreting existing laws to apply, and others not taking any stance or expressly declining to regulate. Accordingly, there is no single uniform regulatory framework applicable to our Arculus Cold Storage Wallet, or to digital assets, and laws that do apply at times may overlap.

In recent years, adverse market events in the digital asset space led to increased attention and scrutiny by regulators, legislators and market participants alike. These market events include, among other things, the high-profile bankruptcies and insolvencies of several well-known digital asset-focused entities, most notably FTX and its affiliates, as well as litigation and regulatory enforcement actions. In addition, bankruptcy and other courts have faced novel questions, including concerning the ownership of digital assets held by custodians, the enforceability of customer terms and conditions and the priority of creditors. Such market events led to a legislative and regulatory push in the U.S. to require greater transparency and disclosure concerning digital asset market activities and led to more restrictive, rather than more liberal or flexible, U. S. federal government approach to digital assets and a slew of new civil and criminal enforcement actions by U.S. regulators.

Following the January 20, 2025 inauguration of Donald Trump as the President, however, the United States has seen material changes in the U.S. federal government’s approach to digital assets that indicate a more crypto-friendly stance. Among other things, President Trump’s public statements and executive orders, his appointment of the first-ever White House Special Advisor for AI and crypto, his creation of a national Working Group on Digital Assets Markets and his appointment of pro-crypto leadership to U.S. federal agencies, including the U.S. Securities and Exchange Commission (SEC), U.S. Commodity Futures Trading Commission (CFTC) and the U.S. Treasury appear to signal more digital asset-friendly regulatory environment.

It is possible that a shift in U.S. government approach to digital assets could influence regulatory decisions affecting cold storage wallets which facilitate transactions in digital assets, such as the Arculus Cold Storage Wallet. The Company expects that, partly as a result of the regulatory changes it expects, the Company will effect changes in its support for storage and peer-to-peer transfers, and that it may support purchase and swap transactions for digital assets it does not currently support. The Company’s decisions on whether to support purchase and swap transactions in particular digital assets will be based on a combination of consumer demand, technical integration capabilities, regulatory compliance, third-party partner capabilities, market conditions, competitive intelligence concerning peer activities and management discretion. In the U.S, uncertainty exists concerning the proper application of the securities laws and related guidance to digital asset transactions and market participants, including questions whether and when certain digital assets may be deemed “securities.” and, thus, subject to U.S. federal and state securities law requirements, and such questions currently are being litigated in U.S. courts. The Company relies upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry including to determine whether a digital asset transaction constitutes a transaction in a security. The Company does not believe the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet involves purchases, sales or other transactions effected by the Company (or any party other than the sender and the recipient). Further, the Company is not compensated for such user-directed activities. However, it is possible that regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet involve transactions in securities, and that such transactions are effected by the Company. Such a determination could impose on the Company certain registration and compliance requirements, including with respect to broker-dealer and/or securities exchange regulations. If the Company is found to be in violation of U.S. federal securities laws, the Company could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on the Company. The Company believes that the likelihood of such eventualities has diminished, but has not disappeared, in light of the U.S. political developments described above.

The Company does not currently buy, swap or exchange digital assets for its Arculus Cold Storage Wallet customers. Instead, all purchase and swap transactions by consumers using the Arculus Cold Storage Wallet are currently executed between the consumer and one or more third-party partners. To the extent that digital assets are designated by regulators as securities or commodities, the Company may need to partner with third-party registered securities or commodities brokers or dealers, or exchanges, to facilitate purchase and swap transactions by Arculus Cold Storage Wallet customers. If the Company is not able to obtain such partnering arrangements or if a regulator determines that such partnering arrangements, standing alone, do not relieve the Company of an independent licensing obligation, and if the Company does not itself register as a broker, dealer or exchange, the inability to support purchase and swap transactions in such digital assets could have a material adverse effect on the Company’s business, financial condition and results of operations.

It is possible that any jurisdiction may, in the near or distant future, adopt laws, regulations, interpretations, policies, rules or guidance directly or indirectly affecting a digital asset network, generally, or restricting the right to acquire, own, hold, sell, convert, trade, or use digital assets, or to exchange digital assets for either fiat currency or other virtual currency.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies, including FinCEN, have been examining the operations of digital asset networks, with particular focus on the extent to which digital assets can facilitate money laundering or fund criminal or terrorist enterprises and ensure the safety and soundness of exchanges or other service providers that take custody of digital assets for users. Many of these state and federal agencies have established consumer advisories regarding the risks posed to investors in digital assets. In addition, federal and state agencies, and other regulatory bodies in other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes following adverse publicity arising from hacks, consumer harm, or criminal activity involving digital assets. Accordingly, government authorities may continue to interpret existing laws and regulations, or propose new ones, to regulate certain wallet providers as intermediaries in digital asset transactions. In addition, governments or regulatory authorities may impose new or additional licensing, registration or other compliance requirements on participants in the digital asset industry, which may include the Company’s present or future Arculus Cold Storage Wallet activities. For an additional discussion of regulatory risks related to future government actions, please see “Risk Factors — Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the Company’s business, prospects or operations”. These ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in digital asset derivatives and/or the ability of the Arculus Cold Storage Wallet to continue to operate.

Various foreign jurisdictions may adopt policies, laws, regulations or directives that affect digital assets or a digital asset network, generally. The effect of any existing regulation or future regulatory change on the Arculus Cold Storage Wallet or digital assets is challenging to predict, but such changes could be substantial and adverse to the Arculus Cold Storage Wallet. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that may impact digital assets, particularly with respect to digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States. In addition, despite what appears to be a more favorable U.S. governmental approach, under the Trump Administration, to digital assets, the occurrence of adverse digital asset market events could materially and negatively affect the U.S. regulatory and legislative outlook for digital assets, and could result in greater restrictions being placed on digital assets market participants or increased regulatory enforcement and other litigation. This could impede the growth or sustainability of the digital asset economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of digital assets.

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

Sustainability & Environmental Protection

The Company has been proactively pursuing environmentally friendly products for over 20 years and achieved carbon neutral operations in 2023 and 2024 through a combination of production efficiencies and purchasing carbon offsets. The use of recycled stainless steel plays an important role in the Company’s sustainable design as most of the Company’s metal card products contain 65% post-consumer recycled stainless steel.

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

In 2024, the Company:

•was awarded the EcoVadis Silver Medal for the second consecutive year, and improved its EcoVadis score by seven points (from 60 in 2023 to 67 in 2024), demonstrating significant progress in integrating ESG principles into its operations;
•renewed its ISO 14001 certification;
•achieved ISO/IEC 27001 certification, a globally recognized information security management system standard, for its premium card manufacturing operations; and
•further improved its energy efficiency by converting approximately 100% of lighting fixtures in our facilities to LED.

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

Human Capital/Employees

As of March 1, 2025, the Company had approximately 1,000 full-time employees, and 7 part-time employees, including approximately 46% female and 54% male employees, and representing over 85% racial/ethnic minorities.

The Company is committed to upholding and promoting human rights in all aspects of its operations. The Company believes in the inherent dignity and equal rights of every individual, and recognizes a responsibility to respect and protect these rights. As an Equal Opportunity Employer, the Company does not discriminate against any employee or job applicant based on race, ethnicity, religion, national origin, sex, physical or mental disability, or age.

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

The Company promotes honest, ethical and respectful conduct. The Company's Code of Conduct, which we updated in 2024, sets the standards for appropriate behavior, and employees are required to follow these standards and participate in regular training programs. The Company encourages employees to bring forward issues and concern, and maintain a whistleblower hotline system. The Company conducts ongoing employee training programs for ethics, anti-harassment and other important programs and policies. The Company and its employees participate in community initiatives to enhance the lives of people in the communities in which the Company and its employees work and live through volunteerism, charitable giving and other support.

The Company considers relations with its employees to be good and has never experienced any work stoppages or strikes as a result of labor disputes.

Additional Information

Our website is www.composecure.com. We make available through the “Investors” section at www.ir.composecure.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such materials with or furnishing such documents to the Securities and Exchange Commission (the “SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding issues, such as the Company, that file electronically with the SEC at www.sec.gov.

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
◦Any failure by us to identify, manage, integrate and complete acquisitions and other significant transactions successfully could harm our financial results, business and prospects.
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
◦Our future growth may depend upon our ability to develop and commercialize new products, and we may be unable to introduce new products and services in a timely manner.
◦A disruption in our operations or supply chain or the performance of our suppliers and/or development partners could adversely affect our business and financial results.
◦We have limited experience in the digital assets industry and may not succeed in fully commercializing the products and solutions derived from the Arculus technology.
◦Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and the Company's Arculus Authenticate solutions may not achieve widespread market acceptance.
◦Our Arculus Authenticate solutions may not achieve widespread market acceptance or may not provide sufficient protection.
◦Production quality and manufacturing process disruptions could adversely affect our business.
•Risks Related to the Resolute Transaction
◦We are a controlled company following the completion of the Resolute Transaction, and are subject to the significant influence of Resolute, which may result in conflicts of interest and limit the governance protections available to other shareholders.
•Risks Related to Management Agreement
◦Our reliance on Resolute Holdings for management services under the Management Agreement exposes us to risks including those related to Resolute Holdings' substantial influence over our business, operations, and strategy.
•Risks Related to our Indebtedness
◦Our indebtedness may limit our operating flexibility.
◦Upon the occurrence of an event of default in our credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.
◦The debt outstanding under the Company's existing credit facility has a variable rate of interest that is currently based on the Secured Overnight Financing Rate (“SOFR”). These rates may have consequences that cannot be reasonably predicted and may increase the Company's cost of borrowing in the future.
•Risks Related to the ownership of our Securities
◦Our only significant asset is our ownership of Holdings. If the business of Holdings is not profitably operated, Holdings may be unable to make distributions to enable us to satisfy our financial obligations.
◦Provisions in our charter (the "Charter") and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
◦As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
◦If our performance does not meet market expectations, the price of our securities may decline.

◦The warrants, each of which entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $7.97 per share (as adjusted effective February 28, 2025) (the "Warrants") may not remain in the money, and they may expire worthless.

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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the after-effects of the COVID-19 pandemic, the war in Ukraine, the conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our Arculus products and services. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to sustain our revenue growth rate in the future.

We may not continue to achieve sales growth in the future and you should not consider our sales growth in fiscal 2024 as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of the overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

Failure to retain existing customers or identify and attract new customers could adversely affect our business, financial condition and results of operations.

Our two largest customers are JPMorgan Chase and American Express. Together, these customers represented approximately 63% and 71% of our net sales for the years ended December 31, 2024 and 2023, respectively. Our ability to meet our customers’ high-quality standards in a timely manner is critical to our business success. If we are unable to provide our products and services at high quality and in a timely manner, our customer relationships may be adversely affected, which could result in the loss of customers.

Our ability to maintain relationships with our customers or attract new customers may be affected by several factors beyond our control, including more attractive product offerings from our competitors, widespread industry disruptions (such as adverse crypto market disruptions, adoption or enactment of new legislation or agency rules and the outcomes of regulatory enforcement actions and other major litigation), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, we may also be limited in the products we can offer and the pricing we can receive for such products due to restrictions present in certain of our customer contracts, which may negatively impact our ability to retain existing customers or attract new customers. If we experience difficulty retaining customers and attracting new customers, our business, financial condition and results of operations may be materially and adversely affected.

Any failure by us to identify, manage, integrate and complete acquisitions and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we may from time to time seek to acquire businesses or interests in businesses, including non-controlling interests, or form joint ventures or create strategic alliances. The due diligence we undertake with respect to potential targets may not reveal or highlight all relevant facts that are necessary or helpful in evaluating the potential target, and we will incur expenses in connection with performing such due diligence whether or not an acquisition is ultimately completed. Whether we realize the anticipated benefits from such activities may depend, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, our correct assessment of assumed liabilities and the management of the operations. Accordingly, our financial results could be adversely affected by unanticipated performance and liability issues, our failure to achieve synergies and other benefits we expected to obtain, transaction-related charges, amortization related to intangibles, and charges for impairment of long-term assets.

Our ability to realize the expected synergies and benefits of an acquisition may be subject to, among other things, our ability to complete the timely integration of operations and systems, standards, controls, procedures, policies and technologies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination, and difficulties in managing the expanded operations of a significantly larger and more complex combined business.

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

A substantial portion of our manufacturing capacity is located at our primary production facility. Any serious disruption at such facility could impair our ability to manufacture enough products to meet customer demand, and could increase our costs and expenses and adversely affect our revenues. Our other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet our customers’ expectations or requirements. Long-term production disruptions may cause our customers to modify their payment card programs to use plastic cards or to seek an alternative supply of metal cards. Any such production disruptions could adversely impact our business, financial condition and results of operations.

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

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which we have no control. Some of the key components used in the manufacture of our products are metals, NFC-enabled chips and EMV chips, which we source from several key suppliers. We obtain our components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of our suppliers and/or development partners could subject us to losses or adversely affect our ability to bring products to market. Additionally, the failure of our suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect our customer service levels and overall business. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Additionally, we partner with third-party providers to offer certain Arculus-related services to our customers. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet our expectations, experiences a cybersecurity incident, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time, or is subject to regulatory enforcement proceedings concerning their operations, the operations of the Arculus solutions could be disrupted or otherwise adversely affected.

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

Regulatory uncertainty surrounding the digital asset environment, and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, the regulatory approach by governments worldwide has varied significantly, with some deeming them illegal and others permitting their use and trade under specified conditions. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including in the U.S.

The occurrence of adverse market events, such as bankruptcies of prominent digital asset entities (like FTX), may increase regulatory scrutiny and may prompt new compliance requirements that could adversely affect our ability to develop and offer digital asset-related services and products, such as the Arculus Cold Storage Wallet, or impose significant costs on the Company.

In the U.S., the legal and regulatory landscape applicable to digital assets remains uncertain, with overlapping authority existing between and among various U.S. federal agencies, including the CFTC and SEC. This regulatory overlap contributes to ongoing legal and regulatory ambiguity, particularly concerning whether and, if so, when certain transactions in digital assets constitute transactions in securities.

U.S. regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While the SEC has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC believes were operating, among other things, as unregistered exchanges, thus far, such cases have not resolved the legal uncertainty in the U.S. concerning digital assets, including questions concerning the very application of the U.S. federal securities laws to digital assets and digital asset-related activities, including in the secondary trading market. Several of such recent enforcement actions are court cases that remain ongoing and, to the extent that courts have rendered opinions, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another.

While actions taken by President Trump following his January 2025 inauguration have appeared to signal the beginning of a much more favorable U.S. governmental approach to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including NFTs, decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn regulatory attention in recent years.

In particular, as a result of actions by private plaintiffs and regulators alike, under various theories of liability, among other things, DAOs have been characterized by certain plaintiffs as unincorporated associations or general partnerships, with some plaintiffs asserting that liability should be assigned to participants in DAO governance, while others have sought to establish joint and several liability for DAO members generally, including on negligence theories of liability. The terms “DeFi” and “DAO” may be interpreted broadly to encompass a wide variety of projects, services and participants, and if a regulator or private plaintiff were to claim that Arculus is deemed to have participated in or facilitated DeFi- or DAO-related activities that were in violation of applicable law, there may be significant associated risks, including the potential for joint and several liability.

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

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant to seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. At present, as a result of ongoing litigation concerning the virtual currency mixer known as Tornado Cash, uncertainty exists concerning the ability of OFAC to impose sanctions in the digital asset space, particularly in the case of immutable smart contracts.

In addition, the U.S. Treasury, the IRS and other agencies also continue to propose new rules and guidance applicable to digital assets, such as regulations on tax information reporting and withholding obligations. In

December 2024, the U.S. Treasury finalized a rule requiring digital asset brokers, including non-custodial brokers, to report additional user information, although such rule is the subject of ongoing litigation.

In addition to a lack of clarity at the U.S. federal level, the various U.S. states and the District of Columbia take a variety of differing approaches to digital asset regulation and legislation, which may not be consistent with the positions of other U.S. states or other jurisdictions, or with the U.S. federal government’s approach. For that reason, even if the U.S. federal government under the Trump administration takes a more crypto-friendly stance to digital asset regulations, that does not necessarily mean that U.S. states or other jurisdictions will adopt a consistent or similar approach.

In sum, the U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of our Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as “securities,” our business may be subject to additional risk because such digital assets are subject to heightened scrutiny, including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, we may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt sales of our Arculus products and services. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not currently intend to effect or otherwise facilitate trading in securities by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Despite implementing policies and procedures to monitor compliance with relevant laws, with a goal of ensuring that our Arculus activities do not result in us inadvertently acting as an unregistered broker-dealer or investment advisor, we cannot assure that these measures will be completely effective. Should regulators challenge our stance regarding our non-obligations under various securities regulations, this could have a material and adverse impact on our operations. If we are found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security, or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer or investment adviser, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

We believe the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet does not involve any purchase, sale or other transaction effected by us (or any party other than the sender and the recipient). Further, we are not compensated for such user-directed activities. However, regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet, or other Arculus-related activities would require registration and compliance with broker-dealer and/or securities exchange regulations.

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

In September 2022, the SEC proposed a rule change concerning the definition of “exchange.” Especially in light of the recent political developments in the U.S., it is not yet clear whether or in what form such proposed rule change may be adopted. Nevertheless, it remains possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively affect our business, operating results, and financial condition.

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

Our long-lived assets recorded as of December 31, 2024 were $28.9 million, representing approximately 6.1% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $23.4 million, as our operations require significant investments in machinery and equipment.

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

We make significant investments in our facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. We may become ineligible to provide products and services to our customers if we are unable to continue to meet these standards. Many of the products we produce and services we provide are subject to certification with one or more of the payment networks. We may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if we were to lose our certification from one or more of the payment networks or payment card industry certification for one or more of our facilities. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, as well as any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

Our international sales subject us to additional risks that can adversely affect our business, operating results and financial condition.

During each of 2024 and 2023, we derived 18% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations subject the Company to a variety of risks and challenges, including:

•    fluctuations in currency exchange rates and related effects on our operating results;
•    general economic and geopolitical conditions, including wars, in each country or region;
•    the impact of Brexit; reduction in billings, foreign currency exchange rates, and trade with the EU;
•    the effects of a widespread outbreak of an illness or disease, or any other public health crisis, such as a resurgence of the COVID-19 pandemic, in each country or region;
•    economic uncertainty around the world; and
•    compliance with U.S. and foreign laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

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

Risks Related to the Resolute Holdings Management Agreement

Our business is managed for a fee by Resolute Holdings, which has substantial influence over our business, operations and strategy and upon which our business is heavily reliant.

Pursuant to the Management Agreement between Holdings and Resolute Holdings, Resolute Holdings exercises substantial influence over our business, including being responsible for, among other things: establishing and monitoring business objectives, financing activities and operating performance; selecting and overseeing the management team and their operating performance; reviewing and approving compensation and benefit plans, programs, policies and agreements, including with respect to any grants of equity awards to persons providing services; devising capital allocation strategies, plans and policies; setting budget parameters and expense guidelines and monitoring compliance therewith; identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business combinations; originating and recommending opportunities to form or acquire, and structuring and managing, any joint ventures; leading or overseeing negotiations with potential participants in any business opportunity under consideration and determining (or delegating to any officer of Holdings the decision to determine) if and when to proceed; engaging and supervising independent contractors and third-party service providers; reviewing and approving compensation and benefit plans, programs, policies and agreements; communicating with the holders of any securities (i) as required to satisfy any reporting and other requirements of any governmental authority having jurisdiction over Holdings and (ii) to maintain effective relations with such holders; overseeing all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) (other than with Resolute Holdings or its affiliates); counselling Holdings in connection with decisions required by Delaware law to be made by the Company's Board; and performing such other services from time to time in connection with the management of the business and affairs of Holdings and its activities as the Company's Board shall reasonably request and/or Resolute Holdings shall deem appropriate under the particular circumstances, in each case to the fullest extent permitted by Delaware law, federal securities laws, the Nasdaq listing rules and any other applicable rules and regulations.

Determinations by Resolute Holdings with respect to these matters will impact our day-to-day business and operations, our strategy, and the manner in which we present our results and operations to our stockholders, all of which may change at the discretion of Resolute Holdings. We have also delegated by resolution of the Company's Board authority to approve issuances of our equity for M&A and equity awards, and we have agreed to issue the Company's equity pursuant to those delegations, which could result in existing holders of our Class A Common Stock experiencing dilution.

The success of our business depends on the ability of Resolute Holdings to effectively manage our business and operations. We rely heavily on the skill and expertise of Resolute Holdings and its management team, particularly David Cote and Thomas Knott. The extent and nature of the experience of Mr. Cote, Mr. Knott and Resolute Holdings’ other personnel and the nature of the relationships they have with external contacts, although not guarantees of positive results, are critical to the success of our business. Personnel of Resolute Holdings, including its directors and executive officers, can be replaced or added over time or be required to recuse themselves or otherwise be restricted from participating in their duties, which may impact Resolute Holdings' performance when managing our business and operations. Additionally, while we believe that Resolute Holdings has access to the resources, relationships, and expertise necessary to manage our business, there can be no assurance that such resources, relationships, and expertise will be available in the future.

The Management Agreement does not create a mutually exclusive relationship between Holdings and Resolute Management.

The Management Agreement and the obligations thereunder to provide Holdings with management services does not create a mutually exclusive relationship between Resolute Holdings, on the one hand, and any of the companies that Resolute Holdings manages, including Holdings, on the other. The allocation of Resolute Holdings’ resources is within Resolute Holdings’ sole discretion, and the resources of Resolute Holdings are not required to be, nor are they, fully dedicated to our business and operations. Resolute Holdings is responsible for its own business activities and, as a result, not all of the business time of Resolute Holdings’ personnel will be devoted to our business. Furthermore, we expect that Resolute Holdings will from time to time pursue new business activities, including the management of additional businesses. Accordingly, in addition to the management of Holdings, Resolute Holdings may alternatively focus its efforts on the business(es) of one or more of its other managed companies, the pursuit of additional management agreements with additional managed companies, other strategies, or a combination thereof, each of which could require Resolute Holdings to divert some of its personnel's time and attention away from the management of our business.

The Management Agreement may be terminated by Resolute Holdings or Holdings, and a termination fee may be payable in certain circumstances.

The Management Agreement has an initial term of 10 years, following which it will be subject to automatic renewal for successive 10-year periods. Resolute Holdings may terminate the Management Agreement for any reason upon 180 days’ notice before the last day of the initial term or a renewal term, and no termination fee would be payable upon such termination. Each of Holdings and Resolute Holdings may terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee. The termination fee that may become payable by us in connection with these events could be significant and may have a material adverse effect on our results of operations, or if paid all or partially in shares of our Class A Common Stock, could result in significant dilution to the holders of our Class A Common Stock. We can offer no assurance that Resolute Holdings will continue to manage our business and provide services to us in the future or that we will continue to have access to Resolute Holdings’ personnel. The loss of services or departure of one or more members of Resolute Holdings’ management team could adversely affect our financial performance, business, and results of operations. See “Business — Recent Developments.”

Resolute Holdings maintains a contractual as opposed to a fiduciary relationship with Holdings, and has limited liability under the Management Agreement for which they may be indemnified.

The Management Agreement does not impose on Resolute Holdings an express or implied fiduciary duty to Holdings, any of its controlled affiliates or any holders of equity or voting interests in Holdings or such controlled affiliates, and under the Management Agreement, Resolute Holdings does not assume any responsibility other than to render to Holdings the services called for thereunder in good faith. Under the terms of the Management Agreement, Resolute Holdings and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders (collectively, the “Resolute Holdings Indemnified Parties”) are not liable to Holdings, us or our stockholders for any acts or omissions performed in accordance with and pursuant to, or in furtherance of, the Management Agreement. Holdings has agreed to indemnify the Resolute Holdings Indemnified Parties with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (excluding certain limited documented and reasonable out-of-pocket expenses incurred in connection with investigating, preparing or defending any acts or omissions by Holdings or its officers, employees or affiliates performed in accordance with, pursuant to or in furtherance of the Management Agreement) arising from any acts or omissions performed in good faith in accordance with, pursuant to, or in furtherance of the Management Agreement and not constituting bad faith, fraud, willful misconduct, gross negligence or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the Management Agreement. Accordingly, under the management of Resolute Holdings, our business may experience poor performance or losses or incur expenses for which Resolute Holdings will not be liable.

We may have conflicts of interest with Resolute Holdings and its other affiliates.

In addition to providing management services to Holdings, Resolute Holdings may provide management services to other companies, including those that are in the same or similar lines of business as ours. Moreover, some of our executive officers and/or directors, including David Cote and Thomas Knott, are also executive officers and/or directors of Resolute Holdings and may serve in similar positions at other companies managed by Resolute Holdings. As a result, certain of our directors may have duties to Resolute Holdings which duties could conflict with the duties they owe to us, which could require them to recuse themselves from certain determinations, and could result in action or inaction that is detrimental to our business. In addition, we may from time to time have conflicts of interest with Resolute Holdings in its management of our business as operated through Holdings, which may arise primarily from the involvement of Resolute Holdings and its affiliates in other activities that may conflict with our business, including conflicts between our business activities as operated through Holdings and the business activities of other companies managed by Resolute Holdings. Under the Management Agreement, Resolute Holdings and its affiliates are permitted to engage in such activities, and Resolute Holdings and its affiliates' engagement in such activities may not be favorable to us and may be contrary to our interests. These and other potential conflicts of interest between us and Resolute Holdings and its affiliates could have an adverse effect on the operation of our business.

Risks Related to the Tax Receivable Agreement

Our only significant asset is our ownership interest in Holdings, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We have no direct operations and no significant assets other than our ownership interest in Holdings. We will depend on Holdings for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Class A Common Stock, and to satisfy our obligations under the Tax Receivable Agreement. The financial condition and operating requirements of Holdings may limit our ability to obtain cash from Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We may be required to pay certain parties for most of the realized benefits relating to any additional tax depreciation or amortization deductions that we may claim.

In connection with the merger with Roman DBDR Tech Acquisition Corp. ("Roman DBDR") completed in December 2021 (the "Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to certain TRA Parties of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occurred as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that the Company may make under the Tax Receivable Agreement will be substantial.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to 15% per annum (as amended in September 2024) of all future payments that TRA Parties would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement, as well as sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

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

We had approximately $197.5 million of indebtedness as of December 31, 2024, consisting of amounts outstanding under our senior secured credit facility.

Our indebtedness could have important consequences to our investors, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including interest payments and excess cash flow prepayment obligations;

•limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

The interest rates in our credit facility are set based upon stated margins above the lender’s base rate and the SOFR, an interest rate at which banks can borrow funds, which is subject to fluctuation. In addition, the interest rate margin applicable to our term loan and revolving loans can vary by one hundred (100) basis points depending on our total leverage ratio. An increase in interest rates would adversely affect our profitability.

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

Our credit facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. We must comply with a maximum senior secured leverage ratio and a minimum debt service coverage ratio. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See Note 6 of Notes to Consolidated Financial Statements in the Audited Consolidated Financial Statements of the Company in this report for additional information.

General Risks Related to Ownership of our Securities

Our only significant asset is our ownership of our subsidiaries’ business. If the business of our subsidiaries is not profitably operated, they may be unable to make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

CompoSecure, Inc. has no direct operations and no significant assets other than the ownership of its subsidiaries, which operate the Company’s business. CompoSecure, Inc. depends on profits generated by its subsidiaries’ business for debt repayment and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company, to pay any dividends with respect to its capital stock and to make distributions. Legal and contractual restrictions in agreements governing the indebtedness of the Company or its subsidiaries, as well as their financial condition and operating requirements, may limit the ability of our subsidiaries to make distributions to the Company.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the classification of our Board and the ability of our Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for public stockholders to elect directors of their choosing.

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

As a public company, we incur significant legal, accounting, insurance and other expenses. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and the Nasdaq Global Market, have increased the costs and the time that must be devoted to compliance matters.

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

We are a "controlled company" within the meaning of the Nasdaq listing rules and, as a result, qualify for and rely on certain exemptions from certain corporate governance requirements.

Because Resolute holds a majority of our Class A Common Stock and accordingly has the ability to control us, including the ability to control any action requiring the general approval of our stockholders, including the election of our Board, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of all or substantially all of our assets, we are a "controlled company" under the Sarbanes-Oxley Act and the Nasdaq listing rules. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation or nominating and corporate governance committee. We currently comply with the requirements for a majority of independent directors; however our Board may from time to time elect to rely on the exemption from such requirement. As a controlled company, we will remain subject to rules of the Sarbanes-Oxley Act and the Nasdaq listing rules that require us to have an audit committee composed entirely of independent directors.

If at any time we cease to be a controlled company, we will take all actions necessary to comply with the Sarbanes-Oxley Act and the Nasdaq listing rules, including ensuring that we have a compensation committee and nominating and governance committee each composed entirely of independent directors, subject to a permitted "phase-in" period.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our securities less attractive to investors.

As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do. We expect to cease to be an "emerging growth company" in 2025.

We cannot predict if investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active market for our securities, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

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

◦our reliance on Resolute Holdings for management services under the Management Agreement exposes us to risks related to their substantial influence over our business, operations, and strategy;

◦changes in financial estimates and recommendations by securities analysts concerning us or the financial payment card and digital asset industries and markets in general;

◦operating and stock price performance of other companies that investors deem comparable to us;

◦our ability to market new and innovative products on a timely basis;

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

The exercise price for our Warrants is $7.97 per share (as adjusted effective February 28, 2025), subject to adjustment. There can be no assurance that the Warrants will remain in the money prior to their expiration and, as such, the Warrants may expire worthless.

The terms of our Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least a majority of the then outstanding Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

Our Warrants may be redeemed prior to their exercise at a time that is disadvantageous to the holders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A Common Stock in the event the shares of our Class A Common Stock are not traded on any specific trading day) of the shares of Class A Common Stock equals or exceeds $14.47 per share (as adjusted effective February 28, 2025 and subject to further adjustment) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise your Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, could be substantially less than the market value of your Warrants.

Warrants to purchase our Class A Common Stock are presently exercisable, which could increase the number of shares of Class A Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Our outstanding Warrants to purchase an aggregate of 21,990,179 shares of our Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $7.97 per share (as adjusted effective February 28, 2025, subject to further adjustment, and will expire at 5:00 p.m., New York time, on

December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 10, 2025, the fifth anniversary of the consummation of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

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

The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Analyst projections may vary widely and may not accurately predict the results we actually achieve. Prices for our securities may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our securities or publishes inaccurate or unfavorable research about our business, prices for our securities could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, prices for our securities or trading volume could decline.

Future sales of our securities, including resale of securities issued to certain stockholders, may reduce the market price of our securities that you might otherwise obtain.

Future sales of our securities by stockholders which hold large amounts of our securities, including in underwritten offerings that we may be required to facilitate pursuant to such stockholders' registration rights, or in privately negotiated transactions, may reduce the price of our securities. The registration and availability of such a significant number of securities for trading in the public market may increase the volatility in the price of our securities or put significant downward pressure on the price of our securities. In addition, we may use shares of our Class A Common Stock as consideration for future acquisitions, which could further dilute our stockholders.

Because certain significant stockholders control a significant percentage of our Class A Common Stock, such stockholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our Class A Common Stock.

At March 1, 2025, Resolute beneficially owns approximately 50.5% of the shares of our outstanding shares of Class A Common Stock. As a result of this control, Resolute is able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Resolute may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Resolute may in the future own businesses that directly compete with the business of the Company.

Additionally, following the Spin-Off, our business, which we operate through Holdings, is managed by Resolute Holdings, a separate public company that is party to the Management Agreement with Holdings. Pursuant to the Management Agreement, Resolute Holdings has substantial influence over our business, operations and strategy. See "Risks Related to the Resolute Holdings Management Agreement."

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

Our Bylaws designate the Court of Chancery in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder to bring any state law claims for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or Bylaws or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine.

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

If there are material issues in the business of our subsidiaries, or factors outside of our and our subsidiaries' control later arise, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Additionally, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

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

Item 2. Properties

The Company maintains five (5) leased facilities, as set forth below, pursuant to lease agreements with remaining terms ranging from approximately 2 years to approximately 5 years, excluding options to extend. The Company believes its current facilities are suitable and adequate for its current and presently contemplated operations and production capacity needs and recognizes that future operations may require expanded and/or additional production capacity.

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

Item 3. Legal Proceedings

As of March 1, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since December 28, 2021, our Class A Common Stock and Warrants have been listed on the Nasdaq Global Market, under the symbols “CMPO” and “CMPOW,” respectively. On March 3, 2025, the closing price of a share of Class A Common Stock was $12.15 and the closing price for our Warrants was $4.71.
Holders
As of March 3, 2025, there were ten holders of record of Class A Common Stock (including DTC) and one holder of record of our Warrants (which was DTC). Those numbers do not include DTC participants or beneficial owners holding shares through nominee names. Based on available information, we believe there are approximately 8,000 beneficial owners of our Class A Common Stock and over 300 holders of our Warrants.
Dividend Policy and Securities Repurchase Program
On May 6, 2024, the Company declared (i) a special cash dividend of $0.30 per share to holders of Class A Common Stock of the Company, and (ii) a corresponding distribution of $0.30 per unit for holders of Class B units of Holdings (collectively, the "Special Dividend"). The Special Dividend was paid on June 11, 2024 to holders of record of shares of Class A Common Stock of the Company and Class B units of Holdings on May 20, 2024. The aggregate amount of the Special Dividend was approximately $24.5 million and was funded by cash on the Company's balance sheet.

Other than the Special Dividend, we have not paid any cash dividends on our Common Stock to date. The Company has maintained a thoughtful approach to managing capital allocations focused on driving organic growth and reducing outstanding indebtedness, which has resulted in a long history of delivering profitable growth. Future allocations of capital may also include business acquisitions and/or repurchases of our outstanding securities, as described below. In addition, the Board may from time to time consider whether or not to institute a dividend policy. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and our general financial condition. The payment of any cash dividends will be within the discretion of our Board. Further, our ability to declare dividends may be limited by restrictive covenants contained in our debt agreements.
In February 2024, the Company adopted a repurchase program for up to $40 million (increased for up to $100 million in February 2025) of our outstanding shares of Class A Common Stock or warrants. The repurchase program is effective March 7, 2024 through March 7, 2027. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, tender offers, or otherwise, and may be limited by restrictive covenants contained in our debt agreements. Repurchases of shares of Class A Common Stock will be conducted in accordance with applicable securities laws. To facilitate equity repurchases, we may enter into a Rule 10b5-1 repurchase plan with a third-party broker to allow us to repurchase shares of our Class A Common Stock at times when we otherwise might be prevented from doing so under insider trading laws or because of trading blackout periods imposed under our Insider Trading Policy. Any warrant repurchases will be conducted in accordance with applicable insider trading laws and our Insider Trading Policy. Any shares of Class A Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Class A Common Stock or held as treasury stock. Subject to applicable law, we may elect to amend or cancel the repurchase program or amend the terms thereof.
Stock Performance Graph
Not applicable.

Sales of Unregistered Securities

On December 17, 2024, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated April 19, 2021. by and among Roman DBDR, Roman Parent Merger Sub, LLC (a wholly-owned subsidiary of Roman DBDR), and Holdings, the Company issued an aggregate of approximately 3.6 million shares of Class A Common Stock to certain current and former Holdings equity holders upon achieving a $15.00 volume-weighted average price per share of Class A Common Stock. The issued shares were not registered under the Securities Act and were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering without any form of general solicitation, advertising or the involvement of any underwriters.

In accordance with the Holdings Second Amended and Restated LLC Agreement and the terms of the Exchange Agreement entered into in connection with the merger in December 2021, the Class B Units of Holdings may each be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock of the Company. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the year ended December 31, 2024, the Company issued 59,958,422 shares of Class A Common Stock, respectively, upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholders. There were no Class B Units outstanding at December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. See "Dividend Policy and Securities Repurchase Program" above.

Securities authorized for issuance under equity compensation plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.

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

On August 7, 2024, all of the holders of Class B Common Stock of the Company and Resolute entered into stock purchase agreements, pursuant to which the selling stockholders would exchange their 51,908,422 Class B units (and corresponding shares of Class B Common Stock) for shares of Class A Common Stock, eliminating the Company's existing dual-share class structure. On September 17, 2024, the Resolute Transaction closed and Resolute became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372.1 million, or $7.55 per share, representing an approximately 60% voting interest, and, as of February 28, 2025, Resolute owned approximately 51% of the voting interest in the Company's Class A Common Stock. The Company was not party to the stock purchase agreements. Prior to these transactions, holders of Class B Common Stock held Class B units in Holdings. Subsequent to the Resolute Transaction, the Company owned 100% of Holdings. As a result of the Resolute Transaction, the Company no longer has shares of Class B Common Stock outstanding or a non-controlling interest as of December 31, 2024. The Company's tax receivable agreement liability and future payments thereunder increased as the Company realized an increase in tax basis of Holdings’ assets resulting from the exchange of Holdings' equity by unitholders in connection with the Resolute Transaction.

Effective September 19, 2024, Resolute’s acquisition of a majority of the Company’s Class A Common Stock caused a "Fundamental Change" as defined in the Indenture to the Exchangeable Notes (the "Indenture"). Triggering the Fundamental Change provision provided holders of the Exchangeable Notes a choice to: (1) exchange their Exchangeable Notes for shares of Class A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of Exchangeable Notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of Exchangeable Notes). This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. (2) have the Company repurchase for cash of all of such holder’s Exchangeable Notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the Exchangeable Notes. A notice was sent to all holders of Exchangeable Notes on October 9, 2024 providing details of these choices. Through December 31, 2024, an aggregate of $130.0 million of the Exchangeable Notes had been surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock. As of December 31, 2024 all of the Exchangeable Notes were exchanged into shares of Class A Common Stock.

On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with J.P. Morgan Change ("JPMC") and the lenders party thereto to refinance its senior secured indebtedness, which increased the maximum borrowing capacity of the credit facility to $330.0 million comprising of a term loan of $200.0 million and a revolving credit facility of $130.0 million. The senior credit facility is set to mature on August 7, 2029.

During the year ended December 31, 2024, the trading price of the Company's Class A Common Stock increased from $5.22 on January 2, 2024 to $15.33 on December 31, 2024. The increase in the stock price was a primary driver of changes in the fair value of the Company's aggregate earnout consideration liability and warrant liability of $171.8 million, which had a material effect on the Company's operating results included in this report.

As a result of the Business Combination discussed in Note 1 to the Company's audited consolidated financial statements, certain of Holdings' equity holders have the right to receive an aggregate of up to7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration (See Note 18 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion) (the "Earnout Shares") based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts are subject to two stock price thresholds, with half of the Earnout Shares awarded upon the achievement of each threshold. As described elsewhere in this report, the first Earnout threshold was achieved, and approximately 3,600,000 Earnout Shares were issued on December 17, 2024 (this represents one-half of the then-issuable7,500,000 shares of Class A Common Stock net of tax withholding for employee recipients). Holdings' equity holders will receive the balance of the Earnout Shares if the applicable volume-weighted average price per share threshold is met prior to December 26, 2025.

On February 28, 2025, the Company completed the Spin-Off of Resolute Holdings. The distribution of all shares of Resolute Holdings Common Stock to holders of the Company’s Class A Common Stock as a pro rata dividend occurred on February 28, 2025 and Resolute Holdings Common Stock began trading on Nasdaq on February 28, 2025 under the ticker “RHLD.” Holders of the Company's Class A Common Stock received one (1) share of Resolute Holdings Common Stock for every twelve (12) shares of Class A Common Stock held on February 20, 2025, the record date for the distribution. The distribution of shares of Resolute Holdings will give rise to a taxable gain to the Company and will be treated as a taxable dividend to all existing stockholders of the Company for U.S. federal and applicable state and local tax purposes. Investors should note that Resolute Holdings Management, Inc. is a distinct entity from Resolute Compo Holdings LLC, which acquired CompoSecure shares in September 2024, as described above.

In connection with the Spin-Off, Resolute Holdings and CompoSecure Holdings L.L.C., a wholly-owned subsidiary of the Company ("Holdings"), entered into a management agreement (the "Management Agreement") on the Distribution Date, pursuant to which Resolute Holdings is responsible for, among other things: establishing and monitoring Holdings’ objectives, financing activities and operating performance; selecting and overseeing Holdings’ management team and their operating performance; devising capital allocation strategies, plans and policies of Holdings; identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business transactions; and reviewing and approving Holdings’ compensation and benefit plans, programs, policies and agreements.

Holdings is required to pay Resolute Holdings a quarterly management fee equal to 2.5% of Holdings' last 12 months' Adjusted EBITDA, as defined in the Management Agreement. Holdings is also required to reimburse Resolute Holdings and its affiliates for their documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings' or their affiliates' personnel who provide services to Holdings under the Management Agreement. The Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Each of Holdings and Resolute Holdings may terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require us to pay a termination fee, which could be significant and may be paid in cash, shares of common stock or a combination of cash and stock. See “Business — Recent Developments.”

Economic Conditions - globally and in the digital asset marketplace

U.S. and international markets, and particularly the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including the war in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

The Company’s Arculus platform offers a broad range of secure authentication and digital asset storage solutions and enables our consumer Arculus Cold Storage Wallet for digital assets. We believe consumers can achieve enhanced protection by controlling their private keys with a cold storage wallet, such as the Arculus Cold Storage Wallet. At the same time, this market cycle has created uncertainty in timing for our anticipated Arculus ramp up, as some of our partners and targets have been impacted. Therefore, we have been taking a measured approach to better target the timing of our investments to support near-term and long-term opportunities.
Key Components of Results of Operations
Net Sales
Net sales reflect the Company’s revenue generated primarily from the sale of its products. Product sales primarily include the design and manufacturing of metal cards, including contact and dual interface cards. The Company also generates revenue from the sale of Prelams (which refers to pre-laminated sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.
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
Operating Expenses
The Company’s operating expenses are comprised of selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.
Income from Operations and Operating Margin
Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.
Other Expense, net
Other expense primarily consists of changes in fair value of warrant liability, earnout consideration liability and interest expense, net of any interest income.

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

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$420,571	$390,629	$29,942	8%
Cost of sales	201,344	181,547	19,797	11%
Gross profit	219,227	209,082	10,145	5%
Operating expenses:
Selling, general and administrative expenses	111,605	89,995	21,610	24%
Income from operations	107,622	119,087	(11,465)	(10%)
Other expense, net	(188,597)	(2,011)	(186,586)	9278%
(Loss) income before income taxes	(80,975)	117,076	(198,051)	(169%)
Income tax expense	(2,187)	(4,556)	2,369	(52%)
Net (loss) income	(83,162)	112,520	(195,682)	(174%)
Net (loss) income attributable to redeemable non-controlling interests	(29,443)	93,281	(122,724)	(132%)
Net (loss) income attributable to CompoSecure, Inc	$(53,719)	$19,239	$(72,958)	(379%)

	Year Ended December 31,
	2024	2023
Gross Margin	52%	54%
Operating margin	26%	30%

Net Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$343,465	$321,470	$21,995	7%
International	77,106	69,159	7,947	11%
Total	$420,571	$390,629	$29,942	8%
The Company’s net sales for the year ended December 31, 2024 increased by $29.9 million, or 8%, to $420.6 million compared to $390.6 million for the year ended December 31, 2023. The increase was driven by continued domestic growth in the Company’s premium payment card business, which was up 7%, and international sales, which were up 11%.

Domestic: The Company’s domestic net sales for the year ended December 31, 2024 increased $22.0 million, or 7%, to $343.5 million compared to $321.5 million for the year ended December 31, 2023. The increase was primarily due to higher customer acquisition by the Company’s clients as they continued to experience higher demand.
International: The Company’s international net sales for the year ended December 31, 2024 increased $7.9 million, or 11%, to $77.1 million compared to $69.2 million for the year ended December 31, 2023. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. There were increased sales across the customer base driving growth in net sales during 2024.

In addition, the following table presents the Company’s net sales for the three months ended December 31, 2024 compared to December 31, 2023:

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net Sales	$100,859	$99,900	$959	1%

The Company’s net sales for the three months ended December 31, 2024 increased $1.0 million, or 1%, to $100.9 million compared to $99.9 million for the three months ended December 31, 2023.

Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2024 increased $10.1 million, or 5%, to $219.2 million compared to $209.1 million for the year ended December 31, 2023, while the gross profit margin decreased from 54% to 52%. The decrease in gross margin was partially driven by initial production of new and innovative card constructions, which resulted in lower production efficiencies, and the impact of inflationary pressure on wages and materials for the year ended December 31, 2024.
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2024 increased $21.6 million, or 24%, to $111.6 million compared to $90.0 million for the year ended December 31, 2023. The increase was driven primarily by an increase in professional fees of $10.4 million associated with the Resolute Transaction and Spin-Off, stock-based compensation of $3.7 million, salaries and employee benefits of $3.2 million, bonus expenses of $3.3 million, computer software supplies of $0.8 million and various other costs of $1.4 million. These increases were partially offset by decreases in commission expenses of $0.6 million and reductions in marketing expenses of $0.6 million.
Income from Operations and Operating Margin
During the year ended December 31, 2024, the Company had income from operations of $107.6 million compared to income from operations of $119.1 million for the year ended December 31, 2023. The Company’s operating margin for the year ended December 31, 2024 decreased to 26% compared to 30% for the year ended December 31, 2023. The decrease in operating margin was primarily due to the decrease in gross margin as a percentage of revenue and increase in operating expenses offset by revenue growth.
Other (Expenses), Net
Other expenses for the year ended December 31, 2024 increased $186.6 million, or 9,278%, to $188.6 million compared to $2.0 million for the year ended December 31, 2023. The increase in other expenses was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expenses of $171.8 million for the year ended December 31, 2024, compared to income of $22.1 million in the year ended December 31, 2023, resulting in an increase in operating expense of $194.0 million. The increase in expense related to the changes in fair value was offset by lower interest expense resulting from principal payments made on the outstanding term loan and the conversion of all outstanding Exchangeable Notes into shares of Class A Common Stock resulting in reduced interest expense on the Exchangeable Notes.
Income Tax Expense
The Company's income tax expense for the year ended December 31, 2024 was $2.2 million, compared to $4.6 million for the year ended December 31, 2023. The decrease in income tax expense was attributable to the valuation of non-cash items and the elimination of the Company's Up-C structure in connection with the Resolute Transaction during the third quarter of 2024.
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales	$390,629	$378,476	$12,153	3%
Cost of sales	181,547	158,832	22,715	14%
Gross profit	209,082	219,644	(10,562)	(5%)
Operating expenses:
Selling, general and administrative expenses	89,995	104,749	(14,754)	(14%)
Income from operations	119,087	114,895	4,192	4%
Other (expense) income, net	(2,011)	21,280	(23,291)	(109%)
Income before income taxes	117,076	136,175	(19,099)	(14%)
Income tax expense	(4,556)	(4,360)	(196)	4%
Net income	112,520	131,815	(19,295)	(15%)
Net income attributable to redeemable non-controlling interests	93,281	113,158	(19,877)	(18%)
Net income attributable to CompoSecure, Inc	$19,239	$18,657	$582	3%

	Year Ended December 31,
	2023	2022
Gross Margin	54%	58%
Operating margin	30%	30%

Net Sales

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net sales by region:
Domestic	$321,470	$295,423	$26,047	9%
International	69,159	83,053	(13,894)	(17%)
Total	$390,629	$378,476	$12,153	3%
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
Domestic: The Company’s domestic net sales for the year ended December 31, 2023 increased $26.1 million, or 9%, to $321.5million compared to $295.4 million for the year ended December 31, 2022. The increase was primarily due to higher customer acquisition by the Company’s clients as they continued to experience higher demand.
International: The Company’s international net sales for the year ended December 31, 2023 decreased $13.9 million, or 17%,to $69.2 million compared to $83.1 million for the year ended December 31, 2022. This decrease was primarily due to current global economic uncertainty and international markets being a more variable market due to customer mix and a smaller sales base.

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
Operating Expenses
The Company’s prudent control on operating expenses led to a $14.7 million, or 14%, expense decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022. Total operating expenses for the year ended December 31, 2023 were $90.0 million compared to $104.7 million for the year ended December 31, 2022. The decrease was driven primarily by a decrease in bonus expenses of $2.7 million, commission expenses of $8.1 million, reductions in marketing expenses of $7.2 million, insurance expenses of $4.2 million and professional fees of $0.5 million, as well as a decrease in various other costs aggregating $1.6 million. This was partially offset by increases in stock-based compensation of $6.1 million and increases in salaries and employee benefits of $3.5 million.
Income from Operations and Operating Margin
During the year ended December 31, 2023, the Company had income from operations of $119.1 million compared to income from operations of $114.9 million for the year ended December 31, 2022. The Company’s operating margin for the year ended December 31, 2023 remained consistent, at 30%, with the year ended December 31, 2022.
Other (Expenses) Income, Net
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

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net (loss) income	$(83,162)	$112,520	$131,815
Add:
Depreciation and amortization	9,174	8,387	8,575
Income tax expense	2,187	4,556	4,360
Interest expense, net (1)	16,780	24,156	22,544
EBITDA	$(55,021)	$149,619	$167,294
Stock-based compensation expense	21,235	17,562	11,465
Mark to market adjustments, net (2)	171,817	(22,145)	(42,533)
September Resolute deal expenses	2,726	—	—
Secondary offering transaction costs	586	—	—
Debt refinance costs	225	—	—
Additional earnout costs	3,680	—	—
Spin-off costs	6,119	—	—
Adjusted EBITDA	$151,367	$145,036	$136,226

(1)Includes amortization of deferred financing costs and loss on extinguishment of debt for the years ended December 31, 2024, 2023 and 2022.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the years ended December 31, 2024, 2023 and 2022.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the periods indicated below to reflect current and deferred income tax expenses. The below presentation does not include a full tax provision. The Company applies a blended tax rate to its income before taxes and to all adjustments. Additionally, the below table includes Class B shares to eliminate the impact of the Company's historical Up-C structure.

	Year Ended December 31,
	2024	2023	2022
	(in thousands) except per share amounts
Basic:
Net (loss) income	$(83,162)	$112,520	$131,815
Add: provision for income taxes	2,187	4,556	4,360
(Loss) income before income taxes	(80,975)	117,076	136,175
Add (less): mark-to-market adjustments (1)	171,817	(22,145)	(42,533)
Add: stock-based compensation	21,235	17,562	11,465
Add: secondary offering transaction costs	586	—	—
Add: September Resolute deal expenses	2,726	—	—
Add: debt refinance costs	225	—	—
Add: additional earnout costs	3,680	—	—
Add: spin-off costs	6,119	—	—
Adjusted net income before tax	125,413	112,493	105,107
Income tax expense (2)	27,240	24,433	22,367
Adjusted net income	$98,173	$88,060	$82,740
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	83,834	78,619	75,697
Adjusted net income per share - basic	$1.17	$1.12	$1.09

Diluted:
Adjusted net income	$98,173	$88,060	$82,740
Add: Interest on convertible notes net of tax	3,238	7,123	7,164
Adjusted net income used in computing net income per share, diluted (5)	$101,411	$95,183	$89,904
Common shares outstanding used in computing net income per share, diluted:
Warrants (4)	8,094	8,094	8,094
Exchangeable Notes (5)	11,629	13,000	13,000
Equity awards	3,411	3,651	4,183
Total shares outstanding used in computing net income per share - diluted (5)	106,968	103,364	100,974
Adjusted net income per share - diluted	$0.95	$0.92	$0.89

1) Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability.

2) Reflects current and deferred income tax expenses. Calculated using the Company's blended tax rate as if the Company did not have any non-controlling interest associated with its historical Up-C structure.
3) Assumes both Class A and Class B shares participate in earnings and are outstanding at the end of the period. There were no Class B shares outstanding as of December 31, 2024.
4) Assumes treasury stock method, valuation at assumed fair market value of $18.00.
5) The Exchangeable Notes were included through the application of the "if-converted" method. Interest related to the Exchangeable Notes, net of tax was excluded from net income.

Critical Accounting Policies and Estimates
General:

The discussion and analysis of the Company’s financial condition and results of operations is based upon audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve the management making estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. The Company’s actual results may differ from those estimates under different assumptions or conditions. The Company evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes which were marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, derivative asset for the interest rate swap, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Notes 6, 9 and 11 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the nature of these assumptions and conditions. See Note 2 in the Notes to Consolidated Financial Statements for a complete description of the significant accounting policies that have been followed in preparing the Company’s audited consolidated financial statements.

The accounting policies described below are those that the Company considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
The Company recognizes revenue in accordance with the accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refer to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or a customer has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.

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

On occasion, the Company receives requests from customers to hold purchased products. We evaluate these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606, which indicates that, for a customer to have obtained control of a product in a bill and hold arrangement all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) we do not have the ability to use the product or direct it to another customer. During the years ended December 31, 2024, 2023, and 2022 the Company recognized $8.1 million, $0 and $2.3 million of revenue under bill and hold arrangements.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. As a result of the Resolute Transaction, all shares of Class B Common Stock were exchanged for shares of Class A Common Stock on September 17, 2024. No shares of Class B Common Stock were outstanding at December 31, 2024.

Equity-Based Compensation
The Company estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires the Company to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which the Company believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for the Company’s equity prior to 2021, the Company utilized a blend of an appropriate index and the Company's volatility to estimate the volatility assumption when calculating the fair value of options granted during 2024. An entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. The Company used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. During the year ended December 31, 2024, the Company granted 1,915,532 non-qualified stock options. The Company also granted restricted stock units and performance-based stock units under its 2021 incentive plan during the years ended December 31, 2024, 2023 and 2022. See Note 9 in Notes to Consolidated Financial Statements in this Form 10-K.

Certain equity awards associated with the achievement of certain market conditions discussed below were achieved during the year ended December 31, 2024

Earnout Consideration

As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (See Note 18 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion) (collectively, the “Earnouts”). 657,160 of the Earnout shares were subject to ASC 718. The remaining shares were considered to be derivative liability and the valuation of the Earnouts liability was determined using a Monte Carlo simulation model that utilizes significant assumptions, including share price, volatility, risk-free rate of return, expected term, anticipated dividends and forfeitures, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of earnout consideration liability in the Company's consolidated statements of operations.

The earnouts achievement were subject to two price thresholds with half to be awarded upon the achievement of each threshold. The earnouts expire in two phases if the achievement thresholds are not met. The first phase was to expire upon the three year anniversary upon the initial closing date and the second phase is set to expire upon the four year anniversary. The earnouts under the first phase were achieved on December 13, 2024. The second phase has not yet been achieved. See Notes 9 and 11 in Notes to Consolidated Financial Statements in this Form 10-K for a detailed discussion.

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value within warrant liability on the consolidated balance sheet and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The warrants are publicly traded and are valued using the quoted market price as the fair value at the end of each balance sheet date. See Note 11 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Tax Receivable Agreement Liability

In connection with the Business Combination, the Company entered into a tax receivable agreement (the "TRA" or "Tax Receivable Agreement") with Holdings and holders of interests in Holdings (the "TRA Parties"). Pursuant to the TRA, the Company is required to pay to certain TRA Parties, 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The TRA will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the TRA. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $253.7 million and $25.4 million in TRA liability as of December 31, 2024 and 2023, respectively, in the Company's consolidated balance sheets. The Company paid $1.3 million and $2.4 million in the years ended December 31, 2024 and 2023, respectively, to the TRA Parties pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal year 2023 and 2022.

In connection with the Resolute Transaction, the Company and certain of the TRA Parties entered into Amendment No. 1 to the TRA, dated as of August 7, 2024 (the "TRA Amendment"). The TRA Amendment provides for certain amendments to the TRA for the benefit of the Company. In particular, the TRA Amendment amends the definition of “Change of Control” (as defined in the TRA) to forego the acceleration of certain payments that may have otherwise been payable to the TRA Parties by the Company or Holdings as a result of the Resolute Transaction, provided that such TRA Parties shall retain their right to acceleration of payments upon any future change of control. The TRA Amendment also amends the “Early Termination Rate” (as defined in the TRA) by providing for an increase in the discount rate applicable to any future early termination payments pursuant to the TRA, resulting in a decrease in the amount of any such potential payments that the TRA Parties would otherwise be entitled to receive.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 8 in Notes to Consolidated Financial Statements in this Form 10-K) as the income attributable to the non-controlling interest is pass-through income. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

    The Company was not subject to income taxes prior to December 27, 2021, the date of the consummation of the Business Combination, due to the then equity structure of the Company and was subject to pass through income taxes. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. During the year ended December 31, 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

Prior to the Resolute Transaction, Holdings was a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, during a portion of fiscal 2024 (and prior years), Holdings made pro rata tax distributions to its members. These distributions were based on the Company’s estimate of taxable income for each year, updated throughout the year. Tax distributions from Holdings were intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings allocated to each member. The Holdings limited liability company agreement required distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company was required to file income tax returns together with the relevant apportionment information subject to various adjustments. For the year ended December 31, 2024, Holdings distributed a total of $50.1 million of tax distributions to its members, of which $15.2 million was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $34.9 million. For the year ended December 31, 2023, Holdings distributed a total of $50.0 million of tax distributions to its members, of which $11.6 million was paid to CompoSecure, Inc., resulting in a net tax distribution to all other members of $38.4 million. As a result of the Resolute Transaction, the Company became the sole member of Holdings, eliminating the requirement for further tax distributions to members other than the Company.

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

The Company maintains cash, and cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. The Company has not experienced any losses on such accounts.

Recently Adopted Accounting Policies
On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. The Company adopted this standard and has reflected updates to its segment reporting in the Company's consolidated financial statements.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest) and capital expenditures (including property and equipment).

As of December 31, 2024, the Company had cash and cash equivalents of $77.5 million and total debt principal outstanding of $197.5 million. As of December 31, 2023, the Company had cash and cash equivalents of $41.2 million and total debt principal outstanding of $340.3 million.

The Company believes that cash flows from its operations and available cash and cash equivalents as well as the availability of a revolving credit facility of $130.0 million (as described below), are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the Company’s liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, it may incur additional debt to finance such acquisitions.
On August 7, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with JPMC (the“2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) to refinance the 2021 Credit Facility. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330.0 million comprised of a term loan of $200.0 million (the “2024 Term Loan”) and a revolving credit facility of $130.0 million (the “2024 Revolver”). At December 31, 2024, there was $197.5 million of total debt outstanding under the Company’s existing credit facilities (the “2024 Credit Facility”). No amounts were drawn on the revolving credit facility as of December 31, 2024. Additional amounts may be available for borrowing during the term of the revolving loan, up to the full $130 million, as long as the Company maintains a net leverage ratio as stipulated in the credit facility agreement. As of December 31, 2024, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2024 Credit Facility will mature on August 7, 2029.

Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, the Company wrote-off approximately $0.1 million in unamortized debt issuance costs related to the lenders who did not participate in the 2024 Credit Facility which is included in Loss on Extinguishment of Debt in Other Expense in the accompanying consolidated statements of operations. In conjunction with the 2024 Credit Facility, the Company incurred approximately $0.7 million in lender fees and $0.1 million in other third-party fees related to the 2024 Revolver and approximately $1.1 million in lender fees and $0.2 million in other third-party fees related to the 2024 Term Loan. The $1.1 million of lender fees related to the 2024 Term Loan have been capitalized and these fees, along with $0.8 million of unamortized debt issuance costs related to the 2021 Credit Facility, will be amortized into interest expense through the maturity date of the 2024 Term Loan using the effective interest method. Similarly, $0.7 million of lender fees and $0.1 million of other third-party fees related to the 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 Revolver using the straight-line method. The $0.2 million other third-party fees related to the 2024 Term Loan were expensed as incurred.
On December 30, 2024, the Company executed Amendment No. 1 to the 2024 Credit Facility (the "December 2024 Amendment") to allow the Company to facilitate the Spin-Off. See Note 1 in Notes to Consolidated Financial Statements for additional discussion of the spin-off. There were no changes to the lenders as a result of the amendment, which is accounted for as a modification. The Company incurred $0.2 million of lender fees in connection with the December 2024 Amendment, which will be amortized through the maturity of the 2024 Credit Facility.
The Company’s Credit Facilities, including the 2024 Credit Facility, require the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The 2024 Credit Facility provides for the Company to prepay the term loans without penalty or premium. The Credit Facilities are secured by substantially all of the assets of the Company.

Interest on the revolving credit facilities and the term loans are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the Applicable Rate (as defined in the 2024 Credit Facility), which can range from 1.75% to 2.75% based on the Company's leverage ratio.

The 2024 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets, and affiliate transactions. The Company may also be required to make repayments on the 2021 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was in compliance with all covenants as of December 31, 2024. See Note 6 in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

On April 19, 2021, concurrently with the execution of the Merger Agreement, the Company and its wholly owned subsidiary, Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes investors, severally and not jointly, purchased on the Closing Date of the Business Combination, the Exchangeable Notes issued by the Company and guaranteed by the Company's wholly owned subsidiary, Holdings in an aggregate principal amount of up to $130.0 million. The Exchangeable Notes were exchangeable into shares of Class A Common Stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture entered by the Company and its wholly owned subsidiary, Holdings, and the trustee under the Indenture. The Exchangeable Notes accrued interest at a rate of 7% per annum. Interest was payable semi-annually in arrears on each June 15 and December 15, which commenced on June 15, 2022, to holders of record at the close of business on the preceding June 1 and December 1 (whether or not such day is a Business Day), respectively. The Exchangeable Notes were scheduled to mature on December 15, 2026, and were convertible into shares of Class A Common Stock at a conversion price of $11.50 per share, subject to adjustment. See Note 6 in Notes to Consolidated Financial Statements in this Form 10-K for additional information.
Effective September 19, 2024, Resolute’s acquisition of a majority of the Company’s Class A Common Stock caused a Fundamental Change, as defined in the Indenture pursuant to which $130 million of 7% Exchangeable Senior Notes, due 2026 were issued by a subsidiary of the Company. This Fundamental Change provided holders of the Exchangeable Notes a choice to: (1) exchange the Exchangeable Notes for shares of Class A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of Exchangeable Notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of Exchangeable Notes); (2) have the Company repurchase for cash of all of such holder’s Exchangeable Notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the Exchangeable Notes. Through December 31, 2024, all $130 million of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock. As of December 31, 2024, all of the Exchangeable Notes were converted into Class A shares.
    Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the year ended December 31, 2024 was $129.6 million compared to cash provided by its operating activities of $104.3 million during the year ended December 31, 2023. The increase in cash provided by operating activities of $25.2 million was primarily attributable to an increase in changes in mark to market fair value with a net change of $171.8 million, equity compensation expense of $21.2 million, depreciation and amortization expense of $9.2 million, changes in working capital of $11.9 million, amortization of deferred financing costs of $1.2 million and deferred tax income of $2.5 million. This was partially offset by a decrease in net income of $83.2 million, and inventory reserve of $0.3 million.

Net Cash Used in Investing
Cash used in the Company’s investing activities for the year ended December 31, 2024 was $9.9 million, primarily relating to capital expenditures of $7.4 million, investment in SAFE of $1.5 million and capitalized software expenditures of $1.0 million, compared to cash used in investing activities of $10.9 million for capital expenditures during the year ended December 31, 2023.
Net Cash Used in Financing

Cash used in the Company’s financing activities for the year ended December 31, 2024 was $83.4 million, compared to cash used in the Company's financing activities for the year ended December 31, 2023 of $65.8 million. Cash used in financing activities for the year ended December 31, 2024 primarily related to distributions to non-controlling interest holders of $34.9 million, special distribution to non-controlling interest holders of $15.6 million repayment of scheduled principal payments of term loan of $12.8 million, dividends to holders of Class A Common Stock of $8.9 million, payments for taxes related to net share settlement of equity awards and Earnouts of $9.0 million and $3.8 million, respectively. The Company also made payments of $2.1 million for costs related to the 2024 Term Loan modification and $1.3 million related to payment for tax receivable agreement liability. Cash outflows were partially offset by proceeds of $5.0 million pursuant to the exercise of equity awards and issuance of shares for employee stock purchase plan transactions. Cash used for the year ended December 31, 2023 primarily related to payment of distributions to non-controlling interests, repayment of scheduled term loan principal payments, payments for taxes related to net share settlement of equity awards, payments of tax receivable agreement liability and proceeds from employee stock purchase plan and exercise of equity awards.
Contractual Obligations

The following table summarizes, as of December 31, 2024, the Company’s material expected contractual cash obligations by future period (see Notes 6, 7 and 15 of Notes to Consolidated Financial Statements):

	Payments due by Period
	1 year or less	Years 2-3	Years 4-5	After Year 5	Total
	($ amounts in thousands)
Long-term Debt (1)	$11,250	$31,250	$155,000	$—	$197,500
Operating Leases (2)	2,502	3,152	1,205	—	6,859
Tax Receivable Agreement Liability (3)	5,171	28,405	29,278	190,851	253,705
Total	$18,923	$62,807	$185,483	$190,851	$458,064
(1)Includes principal only. See Note 6 to the Consolidated Financial Statements.
(2)See Note 7 to the Consolidated Financial Statements.
(3)The Company is obligated to make payments under the tax receivable agreement to holders of interests in Holdings. See Note 2 and 15 to the Consolidated Financial Statements.

As of December 31, 2024, the Company has purchase commitments with a supplier of approximately $10.7 million for 2025 and $2.0 million for 2026.

Financing

The Company is party to the 2024 Credit Facility with various banks. For a more complete description of the Company's debt obligations, see Note 6 in the Notes to Consolidated Financial Statements in the Audited Consolidated Financial Statements of the Company in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2024, the Company had $197.5 million in debt outstanding under the 2024 Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2024, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of December 31, 2024, the Company had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, the Company receives payments based on the greater of 1-month SOFR rate or a minimum of 1.00%.

The Company has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $2.7 million at December 31, 2024. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COMPOSECURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CompoSecure, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CompoSecure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 5, 2025

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,461	$41,216
Accounts receivable	47,449	40,488
Inventories, net	44,833	52,540
Prepaid expenses and other current assets	4,159	5,133
Total Current assets	173,902	139,377

Property and equipment, net	23,448	25,212
Right-of-use asset - operating leases	5,404	7,473
Deferred tax asset	264,815	23,697
Derivative asset- interest rate swap	2,749	5,258
Deposits and other assets	3,600	24
Total assets	$473,918	$201,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,544	$5,193
Accrued expenses	14,682	11,986
Bonus payable	8,466	5,616
Commission payable	2,563	4,429
Current portion of long-term debt	11,250	10,313
Current portion of lease liabilities - operating leases	2,113	1,948
Current portion of earnout consideration liability	20,533	60
Current portion of tax receivable agreement liability	5,171	1,425
Total current liabilities	76,322	40,970

Long-term debt, net of deferred finance costs	184,389	198,331
Convertible notes	—	127,832
Derivative liability - convertible notes redemption make-whole provision	—	425
Warrant liability	104,231	8,294
Lease liabilities - operating leases	3,888	6,220
Tax receivable agreement liability	248,534	23,949
Earnout consideration liability	—	793
Total liabilities	617,364	406,814

Commitments and contingencies (Note 15)

Redeemable non-controlling interest	—	596,587

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 100,462,844 and 19,415,123 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	10	2
Class B common stock,$0.0001 par value; 75,000,000 shares authorized, 0 shares and 59,958,422 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	—	6
Additional paid-in-capital	361,379	39,466
Accumulated other comprehensive income	2,543	4,991
Accumulated deficit	(507,378)	(846,825)
Total stockholders' deficit	(143,446)	(802,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$473,918	$201,041

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations
($ in thousands except per share amounts)

	Years Ended December 31,
	2024	2023	2022

Net sales	$420,571	$390,629	$378,476
Cost of sales	201,344	181,547	158,832
Gross profit	219,227	209,082	219,644
Operating expenses:
Selling, general and administrative expenses	111,605	89,995	104,749
Income from operations	107,622	119,087	114,895

Other (expense) income:
Revaluation of warrant liability	(95,937)	8,047	18,930
Revaluation of earnout consideration liability	(76,305)	14,237	23,337
Change in fair value of derivative liability - convertible notes redemption make-whole provision	425	(139)	266
Interest income	4,648	4,977	1,249
Interest expense	(20,176)	(27,525)	(21,378)
Loss on extinguishment of debt	(148)	—	—
Amortization of deferred financing costs	(1,104)	(1,608)	(2,415)
Other income	—	—	1,291
Total other (expense) income, net	(188,597)	(2,011)	21,280
(Loss) income before income taxes	(80,975)	117,076	136,175
Income tax expense	(2,187)	(4,556)	(4,360)
Net (loss) income	$(83,162)	$112,520	$131,815

Net (loss) income attributable to redeemable non-controlling interests	$(29,443)	$93,281	$113,158
Net (loss) income attributable to CompoSecure, Inc.	$(53,719)	$19,239	$18,657

Net (loss) income per share attributable to Class A common stockholders - basic	$(1.22)	$1.03	$1.21
Net (loss) income per share attributable to Class A common stockholders - diluted	$(1.22)	$0.96	$1.13

Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - basic	44,012	18,661	15,372
Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - diluted	44,012	35,312	32,555

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(83,162)	$112,520	$131,815
Other comprehensive (loss) income, net:
Unrealized (loss) gain on derivative - interest rate swap (net of tax)	(2,448)	(3,292)	8,283
Total other comprehensive (loss) income, net	(2,448)	(3,292)	8,283
Comprehensive (loss) income	$(85,610)	$109,228	$140,098

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Deficit	Interest
Balance as of December 31, 2021	14,929,982	$1	61,136,800	$6	$12,261	$—	$(1,028,229)	$(1,015,961)	$608,311
Distributions to non-controlling interests	—	—	—	—	—	—	(36,293)	(36,293)	—
Stock-based compensation	—	—	—	—	11,465	—	—	11,465	—
Issuance costs related to business combination	—	—	—	—	(726)	—	—	(726)	—
Net income	—	—	—	—	—	—	18,657	18,657	113,158
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	705,023	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	82	—	—	82	—
Class A common stock issued pursuant to Class B common stock exchanges	811,743	1	(811,743)	—	—	—	—	1	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	8,283	—	8,283	—
Tax receivable agreement liability	—	—	—	—	1,025	—	—	1,025	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	121,235	121,235	(121,235)
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	(38,362)	(38,362)	—
Stock-based compensation	—	—	—	—	17,562	—	—	17,562	—
Net income	—	—	—	—	—	—	19,239	19,239	93,281
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	2,601,740	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	1,196	—	—	1,196	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,126)	—	—	(3,126)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(3,292)	—	(3,292)	—
Tax receivable agreement liability	—	—	—	—	(273)	—	—	(273)	—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	96,928	96,928	(96,928)
Balance as of December 31, 2023	19,415,123	$2	59,958,422	$6	$39,466	$4,991	$(846,825)	$(802,360)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(34,863)	(34,863)	—
Dividend to Class A shareholders	—	—	—	—	(8,922)	—	—	(8,922)	—
Special distribution to non-controlling interests	—	—	—	—	—	—	(15,573)	(15,573)
Stock-based compensation	—	—	—	—	21,235	—	—	21,235	—
Shares issued upon the exchange of convertible debt	13,587,565	2	—	—	128,264	—	—	128,266	—
Earnout Phase 1	3,635,924	—	—	—	52,835	—	—	52,835	—
Net loss	—	—	—	—	—	—	(53,719)	(53,719)	(29,443)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes, warrants and ESPP transactions	3,865,810	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	4,998	—	—	4,998	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(8,994)	—	—	(8,994)	—
Class A common stock issued pursuant to Class B common stock exchanges	59,958,422	6	(59,958,422)	(6)	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(2,448)	—	(2,448)	—
Tax receivable agreement liability	—	—	—	—	8,955	—	—	8,955	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	123,542	—	443,602	567,144	(567,144)
Balance as of December 31, 2024	100,462,844	$10	—	$—	$361,379	$2,543	$(507,378)	$(143,446)	$—

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net (loss) income	$(83,162)	$112,520	$131,815
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	9,174	8,387	8,575
Stock-based compensation expense	21,235	17,562	11,465
Inventory reserve	(294)	(1,182)	1,668
Amortization of deferred financing costs	1,155	1,546	2,345
Loss on extinguishment of debt	148	—	—
Revaluation of earnout consideration liability	76,305	(14,237)	(23,337)
Revaluation of warrant liability	95,937	(8,047)	(18,930)
Change in fair value of derivative liability	(425)	139	(266)
Deferred tax expense	(2,469)	2,667	3,193
Changes in assets and liabilities
Accounts receivable	(6,961)	(3,216)	(9,347)
Inventories	8,001	(8,984)	(18,237)
Prepaid expenses and other assets	974	(1,309)	(1,228)
Accounts payable	6,351	(1,934)	68
Accrued expenses	2,696	1,833	23
Deposits and other assets	—	—	(14)
Other liabilities	888	(1,433)	4,990
Net cash provided by operating activities	129,553	104,312	92,783

Cash flows from investing activities
Purchase of property and equipment	(7,410)	(10,944)	(9,053)
Investment in SAFE	(1,500)	—	—
Capitalized software expenditures	(1,035)	—	—
Net cash used in investing activities	(9,945)	(10,944)	(9,053)

Cash flows from financing activities
Proceeds from employee stock purchase plan and exercise of options	4,998	1,196	82
Payments for taxes related to net share settlement of equity awards	(8,994)	(3,126)	—
Payments for taxes related to net share settlement of Earnouts	(3,789)	—	—
Payment of line of credit	—	—	(15,000)
Payment of term loan	(12,813)	(22,810)	(16,878)
Payment of tax receivable agreement liability	(1,303)	(2,436)	(110)
Deferred finance costs related to debt modification	(2,104)	(256)	—
Tax distributions to non-controlling members	(34,863)	(38,362)	(36,293)
Special Distribution to non-controlling members	(15,573)	—	—
Dividend to Class A shareholders	(8,922)	—	—
Issuance cost related to Business Combination	—	—	(23,833)
Net cash used in financing activities	(83,363)	(65,794)	(92,032)

Net increase (decrease) in cash and cash equivalents	36,245	27,574	(8,302)
Cash and cash equivalents , beginning of year	41,216	13,642	21,944
Cash and cash equivalents, end of year	$77,461	$41,216	$13,642

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$20,608	$27,247	$21,379
Cash paid for income taxes	$4,820	$2,760	$858
Supplemental disclosure of non-cash financing activities:
Revaluation of derivative asset - interest rate swap	$(2,448)	$(3,292)	$8,283
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Prior to the Resolute Transaction, the Company had operated as an umbrella partnership C corporation (“Up-C”), meaning that the sole asset of CompoSecure, Inc. was its interest in Holdings and the related deferred tax asset. Holdings had been an entity taxed as a partnership for U.S. federal income tax purposes and, until the Resolute transaction (described below), was owned by both the historical owners and CompoSecure, Inc. By virtue of control of the board of managers of Holdings, CompoSecure, Inc. operates and controls the business and affairs of CompoSecure. As a result, the Company consolidates the financial results of Holdings and, through December 31, 2024, has reported a non-controlling interest related to the Holdings units not owned by CompoSecure, Inc through the time of the Resolute Transaction which resulted in the elimination of the non-controlling interest.

On August 7, 2024, all of the Class B stockholders of the Company and affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC ("Resolute") entered into stock purchase agreements, pursuant to which the selling shareholders would exchange their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares, eliminating the Company's existing dual-share class structure. On September 17, 2024, the transactions (the "Resolute Transaction") closed and Resolute became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest. The Company was not party to the stock purchase agreements. Prior to these transactions, Class B holders held Class B units in Holdings. Subsequent to the Resolute Transaction, CompoSecure owned 100% of Holdings. As a result of the Resolute Transaction, the Company no longer had Class B shares outstanding as of the closing date. At December 31, 2024, Resolute held approximately 49.9% of the voting interest in the Company resulting from dilution from additional issuances of Class A shares by the Company).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principals in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes (as defined below), which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and stimates of the inputs used to calculate the tax receivable agreement liability, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities from the purchase date of three months or less that can be readily converted into known amounts of cash. Cash and cash equivalents are held at recognized U.S. financial institutions. Interest earned is reported in the consolidated statements of operations. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.

Accounts Receivable

Accounts receivable are recognized net of allowances for credit losses. Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any allowance for credit losses at December 31, 2024 and 2023.

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

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to ten years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. No impairment charges or revisions in the estimated useful lives of property and equipment were made during the years ended December 31, 2024 and 2023.

Investments

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity ("SAFE") with Signify Holdings, Inc., also known as Rain Cards. Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company has elected to account for this investment at cost. No impairment was recorded on the investment during the year ended December 31, 2024. Investment in SAFE are included as part of the deposits and other assets line item on the consolidated balance sheet.

Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2024 and 2023.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

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

Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates, and returns which is measured based on the expected value or most likely amount of variable consideration, as applicable.

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

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606, which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the years ended December 31, 2024, 2023, and 2022 the Company recognized $8,085, $0 and $2,300 of revenue under bill and hold arrangements, respectively.

Significant Judgments in Application of the Guidance

Management exercises judgment when determining the amount of revenue to be recognized each period. Such judgments include, but are not limited to, assessing the customer’s ability and intention to pay substantially all of the contract consideration when due, assessing whether promises are immaterial in the context of the contract, determining whether material promises in a contract represent distinct performance obligations, estimating the transaction price for a contract that contains variable consideration, determining the stand-alone selling price of each performance obligation, and determining the point in time when control is transferred to the customer.

Practical Expedients and Exemptions

As permitted by ASC 606, the Company uses certain practical expedients in connection with the application of ASC 606. The Company accounts for shipping and handling activities as fulfillment activities. The Company accounts for costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset that would be recognized is one year or less. The Company does not adjust the transaction price for significant financing components, as the Company’s contracts typically do not contain provisions for significant advance or deferred payments, nor do they span more than a one year period. The Company applies the optional exemption to not disclose information regarding the allocation of transaction price to remaining performance obligations with an original expected duration of less than one year.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Shipping and Handling Costs
Shipping and handling are recognized in cost of goods sold in the consolidated statements of operations. Total shipping and handling costs were approximately $2,451, $2,286 and $2,755 for the years ended December 31, 2024, 2023, and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and were $7,441, $6,780 and $6,723 for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising
The Company expenses the cost of advertising as incurred. Advertising expense of approximately $4,782, $5,020, and $11,808 for the years ended December 31, 2024, 2023, and 2022, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 13) as the income attributable to the non-controlling interest is pass-through income. Prior to the Business Combination, the Company was not subject to income taxes due to its prior equity structure and was, instead, subject to pass through income taxes. The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Prior to the Resolute Transaction, Holdings was a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, during a portion of fiscal 2024 (and prior years), Holdings made pro rata tax distributions to its members. These distributions were based on the Company’s estimate of taxable income for each year, updated throughout the year. Tax distributions from Holdings were intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings allocated to each member. The Holdings limited liability company agreement required distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information subject to various adjustments. As a result of the Resolute Transaction, CompoSecure, Inc. is the only owner of Holdings.

For the year ended December 31, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $34,863. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38,362. For the year ended December 31, 2022, Holdings distributed a total of $44,434 of tax distributions to its members, of which $8,141 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $36,293.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Stock-Based Compensation
The Company has equity-based compensation plans which are described in more detail in Note 9. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. See Note 9 for a discussion of the valuation of equity-based compensation.

Earnout Consideration
As a result of the Business Combination, certain of Holdings' equity holders had the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration (the "Earnout Shares") based on the achievement of certain stock price thresholds (See Note 18 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion) (collectively, the “Earnouts”). The Earnouts are subject to two price thresholds, with half to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The first phase was to expire upon the three year anniversary of the Closing Date, and the second phase is set to expire upon the four year anniversary. The Earnouts under the first phase were achieved on December 13, 2024. The second phase Earnout, which expires December 27, 2025, has not yet been achieved.

The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until expiration, and any change in fair value is recognized in revaluation of Earnout consideration liability in the Company's consolidated statements of operations. A portion of the liability was considered compensation and fully expensed at inception. See Note 9 and 11.

Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC 815”). As the warrants did not meet the criteria for equity treatment in accordance with ASC 815, the warrants were recorded as liabilities on the consolidated balance sheets. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of warrant liability in the Company's consolidated statements of operations. The warrants were valued using the quoted market price as of each balance sheet date. See Note 11 for more details.

Tax Receivable Agreement Liability

As a result of the Business Combination, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings and holders of interests in Holdings as of the date of the Business Combination (the "TRA Holders"). Pursuant to the Tax Receivable Agreement, the Company is required to pay to the TRA Holders 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $253,705 and $25,374 in tax receivable agreement liability as of December 31, 2024 and 2023, respectively which is reported in the Company's consolidated balance sheets. The Company paid $1,303 and $2,436 during the years ended December 31, 2024 and December 31, 2023, respectively to the TRA Holders pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal years 2023 and 2022.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2024, 2023,

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
and 2022 were salaries and commissions of $31,478, $30,108, and $35,650, and professional fees of $24,916, $13,664, and $14,024, respectively.

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A Common Stock but was exclusive of Class B Common Stock (while outstanding) as these shares have no economic or participating rights.

Diluted net (loss) income per share is computed by dividing the net (loss) income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnouts, exercise and vesting of the equity awards, exchange of the Class B units and Exchangeable Notes ("securities") only if the effect is not anti-dilutive.

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

The Company maintains cash and cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. The Company has not experienced any losses on such accounts.

Fair Value Measurements
The Company determines fair value in accordance with ASC 820 Fair Value Measurement (“ASC 820”) which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market i.e. Level 1 to estimates determined using significant unobservable inputs i.e. Level 3. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

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

91

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, warrants, earnout consideration and interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2024 and 2023, the carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The Exchangeable Notes were all converted during the year ended December 31, 2024. The fair value of the Company’s Exchangeable Notes without the make-whole feature was approximately $118,000 as of December 31, 2023. The Company accounts for financial assets and liabilities that are re-measured and reported at fair value at each reporting period in accordance with ASC 820. See Note 11.

Software Development Costs

The Company applies the principals of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("ASC 350-40"). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $1,035 of software development costs during the year ended December 31, 2024. No software development costs were capitalized during the year ended December 31, 2023. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software was $985 as of December 31, 2024. There was no capitalized software as of December 31, 2023. Capitalized software is amortized between two and three years.
Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

    On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities ("non-PBEs"), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company will adopt this ASU on January 1, 2025 and is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280),which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and has reflected updates to its segment reporting in the Company's consolidated financial statements.
92

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
3. REVENUE RECOGNITION
The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. See Note 2.
The following percentages present the Company’s revenue concentration by customer. The majority of the Company’s revenue is earned from major contracts. Aggregate revenue from the two top customers comprised approximately 63.2%, 70.5% and 67.3% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

4. INVENTORIES
The major classes of inventories were as follows:

	December 31,
	2024	2023
Raw materials	$46,109	$50,867
Work in process	1,024	4,110
Finished goods	505	662
Inventory reserve	(2,805)	(3,099)
	$44,833	$52,540

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

		December 31,
	Useful Life	2024	2023
Machinery and equipment	5 - 10 years	$38,012	$30,311
Furniture and fixtures	3 - 5 years	33	33
Computer equipment	3 - 5 years	46	2
Leasehold improvements	Shorter of lease term or estimated useful life	11,711	10,609
Vehicles	5 years	88	—
Software	1 - 3 years	1,718	1,718
Construction in progress		2,664	4,189
Total		54,272	46,862
Less: Accumulated depreciation and amortization		(30,824)	(21,650)
Property and equipment, net		$23,448	$25,212

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022, was $9,174, $8,387, and $8,575, respectively.

93

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
6. DEBT
Exchangeable Senior Notes

On December 27, 2021, the Company completed the Business Combination discussed in Note 1. On April 19, 2021, concurrent with the execution of the Merger Agreement, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the closing date of the Business Combination (the Closing Date"), the Exchangeable Notes issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A Common Stock at a conversion price of $11.50 per share, subject to the terms and conditions of an Indenture ntered into by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture.

On June 11, 2024, the Company paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. As a result of the special cash dividend and distribution, the conversion price was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes exchanged. On September 17, 2024, the Resolute Transaction closed, where a majority interest of the Company was acquired through privately negotiated sales. See Note 9 for additional information on the special cash dividend and sale of the majority interest.

The sale of the majority interest and subsequent filing of a Schedule 13D report with the SEC by Resolute on September 19, 2024 triggered the occurrence of a “Make-Whole Fundamental Change” (as defined in the Indenture), pursuant to which the Company, on September 20, 2024, issued a Notice of Make-Whole Fundamental Change to the holders of the Exchangeable Notes to notify the holders that the exchange rate for the Exchangeable Notes has been temporarily increased from 91.0972 shares of Class A Common Stock per $1,000 principal amount of Notes to 104.5199 shares of Class A Common Stock per $1,000 principal amount of notes. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. Following that date, the conversion price would have reverted back to $10.98 per share and the exchange rate would have reverted back to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes. A notice was sent to all holders of Exchangeable Notes on October 9, 2024 providing details of these choices. All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the notes with the redemption with a make-whole provision feature and the fair value of the notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $425, $(139) and $266 for the years ended December 31, 2024, 2023 and 2022. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the years ended December 31, 2024, 2023 and 2022 the Company recognized $4,568, $9,585 and $9,536, respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Credit Facility

On July 26, 2016, the Company, through its subsidiary, Holdings, entered into a $120,000 credit facility (the “2016 Credit Facility”) with J.P. Morgan Chase (“JPMC”) as the lending agent that provided the Company with a revolving credit facility with a maximum borrowing capacity of $40,000 (the “2016 Revolver”) and a term loan of $80,000 (the “2016 Term Loan”) that was scheduled to mature in July 2021. The 2016 Credit Facility was subsequently amended in July 2019, November 2020 and December 2021 (the “2021 Credit Facility”) to increase the borrowing capacity of the 2016 Revolver and the 2016 Term Loan and to extend the maturity date of the 2016 Credit Facility. The 2021 Credit Facility increased the overall borrowing capacity of the credit facility to $310,000 comprised of a revolving credit facility with a maximum borrowing capacity of $60,000 (the “2021 Revolver”) and a term loan of $250,000 (the “2021 Term Loan”). The 2021 Credit Facility was set to mature on December 16, 2025. The 2021 Credit Facility was also amended in February 2023, May 2023 and March 2024 to (i) transition the 2021 Credit Facility from bearing interest based on LIBOR to Secured Overnight Financing Rate Data ("SOFR"), (ii) to remove certain lenders who no longer wanted to participate in the 2021 Credit Facility, and (iii) to allow the Company to repurchase outstanding shares of common stock, common stock warrants and Exchangeable Notes in an aggregate amount not to exceed $40,000. The 2021 Credit Facility was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

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

On December 30, 2024, the Company executed Amendment No. 1 to the 2024 Credit Facility (the "December 2024 Amendment") to allow the Company to facilitate a spin-off of a newly formed entity, Resolute Holdings Management, Inc. See Note 18 for additional discussion of the spin-off. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, the Company incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the 2024 Credit Facility.

The Company’s Credit Facility, requires the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. Both the 2021 Credit Facility and the 2024 Credit Facility provide for the Company to prepay the term loans without penalty or premium. The Credit Facilities are secured by substantially all of the assets of the Company.

Interest on the revolving credit facility and the term loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on the Company's leverage ratio. At December 31, 2024 and 2023, the effective interest rate on the Revolver and Term Loan was 6.81% and 7.80% per year, respectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The Company recognized $16,510, $19,513 and $14,188 of interest expense related to the revolving credit facility and term loan for the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of December 31, 2024 and 2023, the Company was in compliance with all financial covenants. The fair value of the Company's Credit Facilities approximate the carrying value for all periods presented.
As of December 31, 2024 and 2023, there were no balances outstanding on the Revolver. As of December 31, 2024, there was $130,000 of availability for borrowing under the Revolver.

	December 31, 2024			December 31, 2023
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$197,500	$—	$197,500	$210,313	$130,000	$340,313
Less: current portion of term loan (scheduled payments)	(11,250)	—	(11,250)	(10,313)	—	(10,313)
Less: net deferred financing and discount costs	(1,861)	—	(1,861)	(1,669)	(2,168)	(3,837)
Total long-term debt	$184,389	$—	$184,389	$198,331	$127,832	$326,163
Derivative liability - redemption with make-whole provision		$—			$425

The maturity of the all the borrowing facilities is as follows:

Years ending December 31,
2025	$11,250
2026	15,000
2027	16,250
2028	20,000
2029	135,000
Total debt	$197,500

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

The Company determined the fair value of the Interest Rate Swap Agreements to be zero at the inception of the agreements and $2,749 and $5,258 at December 31, 2024 and 2023 respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreements at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreements. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of 2021 Credit Facility in February 2023.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
7. Leases

The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842 - Leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from one to five years. The exercise of lease renewal options is at the Company’s sole discretion.
The Company’s leases have remaining lease terms of one to five years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Two of the Company's leases provide an early termination option, however, the option was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date.
The weighted-average remaining lease term for the Company's leases is 3.2 years as of December 31, 2024. The weighted-average discount rate used in the measurement of the lease liabilities was 2.97% as of December 31, 2024.
The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Short -term lease costs	$1,216	$1,197	$1,086
Operating lease costs	1,127	1,037	1,062
Variable lease costs	$505	$492	$359
Total lease cost	$2,848	$2,726	$2,507
Future minimum commitments under all non-cancelable operating leases are as follows:

Year Ended December 31,
2025	$2,502
2026	2,240
2027	912
2028	846
2029	359
Total lease payments	6,859
Less: Imputed interest	(858)
Present value of lease liabilities	$6,001

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,446	$2,303	$1,700
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$491	$5,104

8. EQUITY STRUCTURE
Shares Authorized

As of December 31, 2024, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A Common Stock, 75,000,000 designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of December 31, 2024, there were 100,462,844 shares of Class A Common Stock issued and outstanding, no shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock

During the year ended December 31, 2024, the Company issued 3,865,582 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), performance stock units ("PSUs") and exercises of stock options, as well as employee stock purchase plan ("ESPP") transactions. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

On December 13, 2024, a stock price threshold associated with an Earnout was achieved. As a result of the achievement 3,635,924 shares of Class A Common Stock were issued, which is net of 114,076 shares that were withheld to pay taxes. See Note 11 for additional discussion of the Earnout.

Through December 31, 2024, all $130,000 of the Exchangeable Notes had been surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock, and none were outstanding at December 31, 2024 (see Note 6).

During May 2024, certain holders of the shares of Class B Common Stock exchanged an aggregate of 8,050,000 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B Common Stock) in exchange for 8,050,000 shares of Class A Common Stock (the "Exchange"). Upon the Exchange, the exchanged shares of Class B Common Stock and the corresponding number of shares of Class B units were canceled. Immediately following the Exchange, pursuant to an Underwriting Agreement, dated as of May 8, 2024, (the “Underwriting Agreement”), by and among the Company, Holdings, the Representatives, the Underwriters and the Selling Stockholders named therein, the Selling Stockholders sold 8,050,000 shares of the Company’s Class A Common Stock to the Underwriters (the "Secondary Offering"). The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling stockholders. As a result of these transactions, the number of outstanding shares of the Company’s Class B Common Stock decreased by 8,050,000 and the number of outstanding shares of the Company’s Class A Common Stock increased by 8,050,000. Transaction costs of $586 were incurred and expensed related to this transaction.

On August 9, 2024, all of the Class B stockholders of the Company and Resolute entered into the Resolute Transaction which was completed on September 17, 2024, eliminating the Company's existing dual-share class structure. At the closing, the selling stockholders exchanged their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares and Resolute became the majority owner of the Company by acquiring 49,290,409 of such Class A shares. Prior to the Resolute Transaction, Class B holders held units in Holdings. Subsequent to the Resolute Transaction, CompoSecure owned

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
100% of Holdings. The Company did not receive any proceeds from the sale of the shares of Class A company stock by the selling shareholders. Transaction costs of $2,726 were incurred and expensed related to this transaction.

Warrants

As of December 31, 2024 and 2023, the Company had 22,415,179 and 22,415,389 warrants outstanding. Until the expiration date of December 27, 2026, each warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment. The exercise price of the warrants was adjusted to $7.97 as the result of the spin-off of Resolute Holdings Management, Inc. See Note 18 for additional discussion of the spin-off. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

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

Non-Controlling Interest

Non-controlling interests represent direct interests held in Holdings other than by the Company after the Business Combination. The non-controlling interests in the Company are represented by Class B Units, or such other equity securities in the Holdings as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480, Distinguishing liabilities from equity ("ASC 480"). Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income.

As of December 31, 2024, the Company did not have any non-controlling interest as a result of the exchange of all Class B shares for Class A shares, in connection with the acquisition of a majority interest in the Company by Resolute. The non-controlling interest was adjusted to redemption value as of December 31, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $596,587 as of December 31, 2023. The redemption value is calculated by multiplying the 59,958,422 Class B Units by the $9.95 trading price of the Company's Class A Common Stock on December 27, 2021.

9. EQUITY COMPENSATION
The following table summarizes share-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Restricted stock unit expense	$17,652	$14,753	$10,173
Performance stock unit expense	2,588	2,369	—
Stock option expense	856	$305	1,228
Employee stock purchase plan	139	135	25
Incentive units	—	—	39
Total stock-based compensation expense	$21,235	$17,562	$11,465

Equity Incentive Plan

In connection with the business combination consummated on December 27, 2021, the Company established the CompoSecure, Inc. 2021 Incentive Equity Plan (the “2021 Plan”) effective as of December 27, 2021. The purpose of the 2021 Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The aggregate authorized number of shares of Class A Common Stock that may be issued or transferred as of December 31, 2024 under the 2021 Plan was 7,326,820 shares of Class A Common Stock plus the number of shares of Class A Common Stock underlying grants issued under the Company’s existing amended and restated equity compensation plan that expire, terminate or are otherwise forfeited without being exercised. Pursuant to this provision, effective January 1, 2025, the shares of Class A Common Stock authorized under the 2021 Plan were increased by 4,018,514 shares, for a new aggregate authorized number of shares of 11,345,334.

The aggregate authorized number of shares of Class A Common Stock that may be issued or transferred as of December 31, 2023 under the 2021 Plan was 6,680,253 shares of Class A Common Stock plus the number of shares of Class A Common Stock underlying grants issued under the Company’s existing amended and restated equity compensation plan that expire, terminate or are otherwise forfeited without being exercised. Pursuant to this provision, effective January 1, 2024, the shares of Class A Common Stock authorized under the 2021 Plan were increased by 3,321,334 shares, for a new aggregate authorized number of shares of 10,033,262. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Common Stock that may be issued or transferred under the Plan shall be increased by an amount of shares of Class A Common Stock equal to 4% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares of Class A Common Stock as may be determined by the Board.

During the years ended December 31, 2024 and 2023 the Company granted Restricted stock units (“RSU”) to employees that generally vests over a period of two years or four years of continuous service. Certain grants made in 2024 vest in three tranches at the third, fifth and seventh anniversary of the grant. RSUs granted to the Board of Directors generally vest over a period of one year. The restricted stock will generally be forfeited upon termination of an employee prior to vesting. The fair value of each RSU is based on the market value of the Company's stock on the date of grant. During the years ended December 31, 2024 and 2023, the Company awarded officers with 872,685 and 658,156 PSUs, respectively, which vest upon three years of continuous employment and the achievement of certain performance targets. PSUs with performance conditions are valued based on the market value of the Company's stock on the date of grant and expensed based on the probability of achieving performance targets. PSUs with market conditions are valued using a Monte Carlo simulation model that utilizes significant assumptions, including volatility and the probability of satisfying the market condition and are expensed ratably over the service period.

During the year ended December 31, 2024, the Company granted options which vest over four years. No options were granted during 2023 or 2022. The fair value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which the Company believed the option will remain outstanding. This assumption was based upon the historical and expected behavior of the Company employees. To determine volatility, the Company had used the historical closing values of comparable publicly held entities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

A summary of RSU, PSU and stock option activity under the Plan during the year ended December 31, 2024 is presented below:

Restricted Stock Unit Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	5,651,895	$6.93
Granted	2,831,900	7.85
Vested	(2,215,284)	6.24
Forfeited	(51,850)	5.48
Nonvested at December 31, 2024	6,216,661	7.67

Unrecognized compensation expense for RSUs was $31,130 as of December 31, 2024 and is expected to be recognized over a remaining term of 2.1 years.

Performance and Market based Stock Units Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	1,107,536	$7.14
Granted	872,685	5.72
Vested	(224,690)	7.89
Forfeited	—	—
Nonvested at December 31, 2024	1,755,531	6.48

Unrecognized compensation expense for PSUs was $4,743 as of December 31, 2024 and is expected to be recognized during the next 1.6 years

Stock Options

The assumptions utilized to calculate the value of the options granted for the year ended December 31, 2024 were as below:

December 31, 2024
Expected term	6.25 years
Volatility	47.81%
Risk-free rate	3.54%
Expected dividends	0%
Expected forfeiture rate	0%

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The following table sets forth the options activity under the Company equity plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,278,463	$1.88	2.9	$11,780
Granted	1,915,532	13.85	9.8	2,840
Exercised	(2,918,324)	$1.55	2.0	$24,669
Outstanding at December 31, 2024	2,275,671	$12.39	8.9	$6,698
Vested and expected to vest at December 31, 2024	2,275,671	$12.39	8.9	$6,698
Exercisable at December 31, 2024	360,133	$4.62	4.4	$3,858

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $13.85. The Company recognized approximately $856, $305, and $1,228 of compensation expense for the options in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

The number of options that have vested and are exercisable as of December 31, 2024, 2023, and 2022 were 360,133, 3,274,954 and 4,616,197 respectively. The weighted average exercise price of options exercisable and vested is $4.62, $1.88, and $1.29 for years ended December 31, 2024, 2023, and 2022, respectively. The weighted average remaining contractual term (years) of options exercisable as of December 31, 2024, 2023, and 2022 is 4.4, 2.9, and 3.1, respectively. Total intrinsic value of options exercised is $24,669, $9,465 and $3,180 for the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average fair value of options that exercised were $1.55, $0.41 and $0.01 during the years ended December 31, 2024, 2023, and 2022, respectively. Unrecognized compensation expense for the options of approximately $12,906 is expected to be recognized during the next 3.9 years.

Employee Stock Purchase Plan

Effective December 27, 2021, the Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”). The Company had authorized 2,411,452 aggregate number of shares of Class A Common Stock reserved for sale pursuant to the ESPP Plan. The ESPP permitted participating eligible employees to purchase shares of Class A Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount at the lower of the closing price of the Common Stock on the Nasdaq Global Market on the first day of the offering period or the last trading day of each purchase period. As of December 31, 2024 and 2023, there were 2,245,224 and 2,312,747 shares of Class A Common Stock remaining authorized for issuance under the ESPP, respectively. The Company recognized the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the period in which the employees began participating in the ESPP. For the years ended December 31, 2024, 2023 and 2022 the Company issued 91,012 , 80,446 and 18,259 shares and recognized compensation expense of $139, $135 and $25 respectively. The Company terminated the ESPP effective December 31, 2024.

Earnout Consideration

As a result of the Business Combination, certain of Holdings' equity holders have the right to receive an aggregate of up to7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (See Note 18 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion) (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds, with half to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The first phase was to expire upon the three-year anniversary of the Closing Date of the Business Combination, and the second phase is set to expire upon the four year anniversary of the Closing Date. The earnouts under the first phase were

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
achieved on December 13, 2024. The second phase has not yet been achieved. A total of 657,160 shares or 328,580 shares for each phase were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation. The following is a summary of the earnout activity for the year ended December 31, 2024:

Number of Shares
Outstanding at January 1, 2024	657,160
Granted	—
Vested	(328,580)
Nonvested at December 31, 2024	328,580

Upon the Business Combination, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there is no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award is considered to be immediately vested from a service perspective and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expenses associated with the awards were accelerated and recognized on December 27, 2021.

10. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and have completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the years ended December 31, 2024, 2023, and 2022 was $1,962, $1,813, and $1,614, respectively. Beginning January 1, 2025, the Company will match 100% of the first 3% and then 50% of the next 2% of employee contributions.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Warrants	$104,231	$—	$—	$104,231
Earnout consideration	—	—	20,533	20,533
Derivative liability - redemption with make-whole provision	—	—	—	—
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Warrants	$8,294	$—	$—	$8,294
Earnout consideration	—	—	853	853
Derivative liability - redemption with make-whole provision	—	—	425	425

Derivative asset - interest rate swap
The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 6.

Warrant Liability

As a result of the Business Combination, the Company had assumed a warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were remeasured at December 31, 2024 and 2023 with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2022	$16,341
Change in estimated fair value	(8,047)
Estimated fair value at December 31, 2023	$8,294
Change in estimated fair value	95,937
Estimated fair value at December 31, 2024	$104,231

The Warrants were valued using the quoted market price as the fair value at the end of each balance sheet date.

Earnout Consideration

Holdings' equity holders have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock, in Earnout consideration based on the achievement of certain stock price thresholds (See Note 18 in Notes to Consolidated Financial Statements in this Form 10-K for further discussion). See also Note 9. Earnout consideration liabilities held by Holdings' holders (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities, initially valued at fair value

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
in accordance with ASC 815-40-30-1. Subsequently, the liability for Earnouts will be remeasured at each reporting period at fair value, with changes in fair value recorded in earnings in accordance with ASC 815-40-35-4. The Company established the initial fair value for the earnouts at the closing date on December 27, 2021 using a Monte Carlo simulation model.

The earnouts achievement were subject to two price thresholds with half of the shares to be issued upon the achievement of each threshold. The earnouts expire in two phases if the achievement thresholds are not met. The first phase was to expire December 27, 2024 and the second phase is set to expire on December 27, 2025. The earnouts under the first phase were achieved on December 13, 2024. The Company remeasured the fair value of the earnouts outstanding at each reporting period. As the first phase of the earnout was achieved on December 13, 2024, the related earnout was remeasured to its fair value at that time and the related liability was relieved to equity. The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2022	$15,090
Change in estimated fair value	(14,237)
Estimated fair value at December 31, 2023	$853
Change in fair value of Phase 1 on achievement date	56,564
Settlement of Phase 1 on December 13, 2024	(56,625)
Change in estimated fair value of Phase 2	19,741
Estimated fair value at December 31, 2024	$20,533

The following assumptions were used to determine the fair value of the Earnout consideration for the periods indicated below:

	December 31,
	2024	2023
Valuation date share price	$15.33	$5.40
Risk-free interest rate	4.16%	4.23% - 4.79%
Expected volatility	35.0%	35% - 42.5%
Expected dividends	0%	0%
Expected term (years)	1 years	1 - 2 years

The fair value of Earnout consideration liabilities have been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently readily observable in the market. The expected term assumption reflected the period for which the instrument will remain outstanding. To determine volatility, the Company had used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the reporting date. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

12. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Net sales by country
Domestic	$343,465	$321,470	$295,423
International	77,106	69,159	83,053
Total	$420,571	$390,629	$378,476

The Company’s principal direct customers as of December 31, 2024 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Two customers individually accounted for more than 10% of the Company’s revenue or 63.2% of total revenue for the year ended December 31, 2024. Two customers individually accounted for more than 10% of the Company’s revenue or 70.5% of total revenue for the year ended December 31, 2023. Two customers individually accounted for more than 10% of the Company’s revenue or 67.3% of total revenue for the year ended December 31, 2022. Four customers individually accounted for more than 10% of the Company’s accounts receivable or 70% as of December 31, 2024 and two customers individually accounted for 10% of total accounts receivable or 73% as of December 31, 2023.

The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2024. The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2023.

13. INCOME TAXES

The Company recorded income tax provision of $2,187, $4,556 and $4,360 for the year ended December 31, 2024, 2023 and 2022. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. During the year ended December 31, 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

Income before the provision and benefit for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$(80,975)	$117,076	$136,175

The components of the provision for income taxes for the year ended December 31, 2024, 2023 and 2022 consisted of the following:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$4,454	$1,810	$1,140
State	202	79	27
	4,656	1,889	1,167
Deferred:
Federal	(2,387)	3,091	3,477
State	(82)	(424)	(284)
	(2,469)	2,667	3,193
Total provision for income taxes	$2,187	$4,556	4,360

The reconciliation of income taxes at the federal statutory rate to provision for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.00%	21.00%	21.00%
State taxes	0.72%	0.72%	0.28%
Valuation allowances	13.82%	3.26%	1.11%
NCI adjustment	(15.29)%	(17.37)%	(17.52)%
Permanent differences	3.80%	(3.82)%	(0.64)%
Fair Value Adjustments: Warrants & Liabilities	(26.84)%	—%	—%
OCI Adjustment	(0.08)%	0.09%	(0.27)%
Other temporary differences	0.17%	0.01%	(0.76)%
Effective income tax rate	(2.70)%	3.89%	3.20%

The Company’s overall effective tax rate is affected by the Resolute Transaction. As a result of the Resolute Transaction, Holdings became 100 percent owned by the Company, thereby eliminating the Up-C structure. This resulted in the release of certain valuation allowances and changes in tax benefit allocations.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The components of the deferred tax assets were as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Investment in Holdings	$—	$34,162
Imputed Interest	—	727
IRC 755 - Fixed Assets	838	—
IRC 755 -Intangible Assets	257,867	—
Inventory - 263A	74	—
Inventory Reserve	609	—
R&D Capitalized Costs	5,328	—
Accrued Expenses	2,453	—
Equity Compensation	1,962	—
Stock Options/ RSU's	—	1
Total deferred tax assets	$269,131	$34,890
Valuation Allowance	—	(11,193)
Prepaid Insurance	(564)	—
Fixed Assets	(3,607)	—
Right of Use Assets, net of lease liability	(145)	—
Total deferred tax assets, net of valuation allowance and deferred liability	$264,815	$23,697

Deferred taxes primarily result from the Business Combination where the Company recorded a carryover basis on all assets for financial accounting purposes and a fair value step-up on a portion of the assets for income tax purposes. As a result of the Resolute Transaction, the Company owned 100 percent of Holdings, which triggered the conversion from Investment in Holdings in deferred tax assets into specific deferred tax items, most notably the increase in IRC 755 - Intangible Assets. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. As of December 31, 2024, the Company determined that considering all of these factors, a $0 valuation allowance would be established, a decrease in valuation allowance of $11,193 compared to the year ended December 31, 2023. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2024, 2023 and 2022. Additionally, there were no interest or penalties outstanding as of the fiscal year ended December 31, 2024, 2023 and 2022.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when realized under ASC 450-30. Accordingly, the Company recorded a $1,291 employee retention credit during the year ended December 31, 2022, which is reported as other income in the consolidated statements of operations.

14. EARNINGS PER SHARE

Basic net (loss) per share has been computed by dividing net (loss) attributable to Class A common shareholders for the periods subsequent to the Business Combination by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A Common Stock was computed by dividing net (loss) available to CompoSecure, Inc. by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The following table sets forth the computation of net income used to compute basic net income per share of Class A Common Stock for the years ended December 31, 2024, 2023 and 2022 respectively.

	Year Ended December 31,
	2024	2023	2022
Basic and diluted:
Net (loss) income	$(83,162)	$112,520	$131,815
Less: Net (loss) income attributable to non-controlling interest	(29,443)	93,281	113,158
Net (loss) income attributable to Class A Common shareholders	$(53,719)	$19,239	$18,657
Plus: adjustment due to net effect of equity awards, Exchangeable Notes and class B units to net income	—	14,825	18,017
Net (loss) income attributable to Class A Common shareholders after adjustment	$(53,719)	$34,064	$36,674
Weighted average common shares outstanding used in computing net (loss) income per share - basic	44,011,527	18,660,872	15,372,422
Plus: net effect of dilutive equity awards, Exchangeable Notes and Class B units	—	16,651,239	17,182,895
Weighted average common shares outstanding used in computing net (loss) income per share - diluted	44,011,527	35,312,111	32,555,317
Net (loss) income per share—basic	$(1.22)	$1.03	$1.21
Net (loss) income per share—diluted	$(1.22)	$0.96	$1.13

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

The following amounts were not included in the calculation of net earnings (loss) per diluted share because their effects were anti-dilutive:

	December 31,
	2024	2023	2022
Potentially dilutive securities:
Warrants	22,415,179	22,415,400	22,415,400
Class B common shares	—	59,958,422	60,325,057
Earnout consideration shares	3,500,000	7,500,000	7,500,000
Equity awards	2,523,639	2,679,833	3,461,502

15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. See Note 7 for future minimum commitments under all non-cancelable operating leases.

Tax Receivable Agreement

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
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

As of December 31, 2024, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

Year ending December 31,
2025	$5,171
2026	14,122
2027	14,283
2028	14,516
2029	14,762
Later years	190,851
Total Payments	$253,705

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

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. while the outcome of existing disputes and claims is uncertain, the Company does not expect that the resolution of existing disputes and claims would have a material adverse effect on its consolidated financial position or liquidity or the Company’s consolidated results of operations. Litigation expenses are expensed as incurred. In February 2021, the Company had received from a third party a notice of dispute with respect to whether commissions were due and owing on product sales to certain of the Company’s customers which could have required payments ranging from $4,000 to $14,000, plus costs and expenses. In October 2022, this dispute was resolved through binding arbitration, resulting in commission payments to the third party within the anticipated range, together with additional commission payments on future sales, if any, to one customer. The Company made a payment of $10,259 related to these commission payments during the year ended December 31, 2022.

16. Segment Reporting
The Company has two operating segments and two reportable segments: Payment Card and Arculus. Payment Card and Arculus were concluded to be two separate reportable segments. Payment Card generates its revenue through the production and sale of metal payment cards while Arculus generates its revenue through the production and sale of metal payment or nonpayment cards containing Arculus technology for authentication and/or digital asset cold storage and related services. The accounting policies of both segments are the same as those described in the summary of significant accounting principles.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

The Company accounts for Arculus and Payment on a direct cost basis, no corporate costs are allocated to either. The Company includes all senior leadership team personnel costs in Payment Card.

All others, as reported below, consists of the corporate entities that were concluded to not be operating segments and include the public company parent entity, Holdings, and Resolute Holdings and fair value adjustments related to warrants liability and earnout liability.

The chief operating decision maker ("CODM") is the Chief Executive Officer of the Company. The CODM evaluates the performance of Payment Card and Arculus primarily based on net sales, gross profit and net (loss) income. The Company does not have any intra-entity sales.

	Year Ended December 31,
	2024	2023	2022
Net Sales
Payment card	$410,061	$388,903	$377,081
Arculus	10,510	1,726	1,395
All others	—	—	—
	$420,571	$390,629	$378,476

Gross profit
Payment card	$210,960	$208,286	$219,265
Arculus	8,267	796	379
All others	—	—	—
	$219,227	$209,082	$219,644

Net (loss) income
Payment card	$120,375	$126,300	$133,034
Arculus	(4,583)	(15,374)	(22,023)
All others	(198,954)	1,594	20,804
	$(83,162)	$112,520	$131,815

	December 31,
	2024	2023
Identifiable assets
Payment card	$232,611	$181,993
Arculus	5,642	3,475
All others	272,150	28,431
Eliminations	(36,485)	(12,858)
	$473,918	$201,041

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

The below table presents significant segment expenses for Payment Card.

	Year Ended December 31,
	2024	2023	2022
Net sales	$410,061	$388,903	$377,081
Less:
Cost of sales (1)	190,879	173,269	150,494
Personnel costs including variable compensation	37,562	32,092	40,021
Marketing costs	1,511	1,606	2,020
Professional fees	7,212	6,108	8,133
Interest expense, net (2)	12,281	14,610	13,008
Depreciation (1)	8,550	7,674	7,885
Stock-based compensation	19,404	16,639	11,166
Other segment costs (3)	12,287	10,605	11,320
Segment net income	$120,375	$126,300	$133,034

(1)Cost of sales presented excludes depreciation of $8.6 million, $7.6 million, and $7.3 million for each of the years ended December 31, 2024, 2023 and 2022.. The portion of depreciation that was recorded in Cost of sales is included in the Depreciation line.
(2)Includes amortization of deferred finance costs for the years ended December 31, 2024, 2023 and 2022.

(3) Other segment costs include utilities, insurance, office supplies, travel and sales and use taxes.

The below table presents significant segment expenses for Arculus.

	Year Ended December 31,
	2024	2023	2022
Net sales	$10,510	$1,726	$1,395
Less:
Cost of sales (1)	2,019	697	804
Personnel costs including variable compensation	5,097	6,508	5,647
Marketing costs	3,271	3,414	9,788
Professional fees	2,603	4,296	4,175
Depreciation (1)	624	713	690
Stock-based compensation	491	436	299
Other segment costs	988	1,036	2,015
Segment net income	$(4,583)	$(15,374)	$(22,023)

(1)Cost of sales presented excludes depreciation of $0.2 million for each of the years ended December 31, 2024, 2023 and 2022. The portion of depreciation that was recorded in Cost of sales is included in the Depreciation line.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

The below table presents significant segment expenses for all others.

	Year Ended December 31,
	2024	2023	2022
Net sales	$—	$—	$—
Less:
Personnel costs including variable compensation	1,297	—	—
Professional fees	15,101	3,260	1,716
Interest expense, net (1)	4,499	9,546	9,536
Stock-based compensation	1,340	487	—
Fair value adjustments	172,242	(22,284)	(42,267)
Other segment costs (2)	4,475	7,397	10,211
Segment net loss	$(198,954)	$1,594	$20,804

(1) Includes amortization of deferred finance costs for the years ended December 31, 2024, 2023 and 2022.

(2) Other segment costs include office supplies, travel and sales and use taxes.

17. RELATED PARTY TRANSACTIONS
As a result of the Business Combination, the Company entered into a tax receivable agreement with Holdings and unitholders of Holdings, which was amended upon the Resolute Transaction closing as of September 17, 2024. See Note 15. The Company is obligated to make certain payments under the tax receivable agreement to certain historical unitholders of Holdings. The Company made a total payment of ,$1,303 and $2,436 related to the tax receivable agreement liability in the year ended December 31, 2024 and 2023, respectively.

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings' units, (i.e. non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the year ended December 31, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $34,863. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to CompoSecure, Inc. (the parent company), resulting in a net tax distribution to all other members of $38,362.

In connection with the special distribution discussed in Note 8, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

In connection with the Resolute transaction, on September 17, 2024, the Company and Resolute entered into the Governance Agreement, pursuant to which the Company and Resolute established certain governance matters, including ongoing obligations with respect to the size of the board of directors, election of specified directors (including independent directors) and other matters. The foregoing summary of the Governance Agreement is not complete and is qualified in its entirety by reference to the full text of such document, attached hereto as Exhibit 10.37, which is incorporated herein by reference.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
18. SUBSEQUENT EVENT

Spin-off

On February 28, 2025, the Company completed the previously-announced spin-off (the "Spin-Off") of Resolute Holdings Management, Inc. ("Resolute Holdings"), and, in connection with the Spin-Off, CompoSecure Holdings, L.L.C. (a wholly-owned subsidiary of the Company) entered into a management agreement pursuant to which Resolute Holdings will provide management and other related services to CompoSecure Holdings, L.L.C. in exchange for payment of quarterly management fees based on 2.5% of trailing twelve-month adjusted EBITDA calculated in accordance with the management agreement. In connection with the Spin-Off, we and CompoSecure Holdings, L.L.C. entered into several other agreements with Resolute Holdings, including a separation and distribution agreement, state and local tax sharing agreement, among others. Please see the Company's Current Report on Form 8-K filed with the SEC on March 5, 2025 for additional information about such agreements, as well as copies of the agreements filed as exhibits to such Form 8-K. Resolute Holdings is an entity that the Company formed on September 27, 2024.

As a result of the Spin-Off, Resolute Holdings will consolidate the results of CompoSecure Holdings, L.L.C. Please see the Company's Current Report on Form 8-K filed with the SEC on March 5, 2025 for pro forma financial statements of the Company giving effect to the Spin-Off.

Warrant Adjustment

The Spin-Off of Resolute Holdings from the Company was achieved through the distribution of all outstanding shares of Resolute Holdings common stock, par value $$0.0001 per share (the “Resolute Holdings Common Stock”), on a pro rata basis to holders of record of the Company’s Class A Common Stock, par value $0.0001 per share (the “CompoSecure Common Stock”). Each holder of record of CompoSecure Common Stock received one share of Resolute Holdings Common Stock for every twelve shares of CompoSecure Common Stock held on February 20, 2025, the record date for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of CompoSecure Common Stock will receive cash.

The distribution of shares in connection with the Spin-Off constituted an Extraordinary Dividend as defined in the warrant agreement. As a result, the warrant price was decreased from $11.50 per share of CompoSecure Common Stock to $7.97 per share of CompoSecure Common Stock, and the redemption trigger price was decreased from $18.00 per share of CompoSecure Common Stock to $14.47 per share of CompoSecure Common Stock, effective as of February 28, 2025.

Earnout Adjustment

The distribution of shares in connection with the Spin-Off resulted in an adjustment to the terms of the Earnout in accordance with the Merger Agreement. The number of remaining Earnout Shares increased and the price threshold decreased, effective as of February 28, 2025.

Lease amendment

On January 22, 2025, the Company exercised a renewal option for the lease of one of its production facilities. The lease was extended for a five-year term beginning on October 1, 2026, and ending on September 30, 2031. The aggregate anticipated base rent payments under the extension are $5.3 million.

SAFE Investment

On February 10, 2025, the Company's investment in a SAFE with Signify Holdings, Inc. (dba Rain) was converted to an equity interest under the terms of the agreement.

Other Events

Subsequent to December 31, 2024, Resolute acquired shares which resulted in Resolute owning an approximately 51% share of the Company at the time of filing of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

As an emerging growth company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, the following officers of the Company entered into and/or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
•On September 12. 2024, Adam Lowe, Chief Product & Innovation Officer of the Company, entered into a trading plan covering the potential sale of 178,923 shares of Class A Common Stock, all of which would be acquired upon exercise of stock options. The plan was terminated on December 6, 2024.
•On December 12, 2024, Amanda Gourbault, Chief Revenue Officer of the Company, entered into a trading plan covering the potential sale of 115,000 shares of Class A Common Stock. The plan was terminated on February 24, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Director Election Proposal” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Conduct, our Insider Trading Policy and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

The text of our Code of Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), is posted in the “Corporate Governance” section of the Investor Relations section of our website, www.composecure.com. A copy of the Code of Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC and The Nasdaq Global Market.

The information presented on any website (including our website) referenced in this Annual Report on Form 10-K is not a part of this Annual Report on Form 10-K and any reference thereto is intended to be an inactive textual reference only.

Item 11. Executive Compensation
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024 .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership of securities

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Securities authorized for issuance under equity compensation plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in 2025 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Auditor Ratification Proposal” contained in the 2025 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules
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

2.3*	Separation and Distribution Agreement by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. dated as of February 28, 2025.

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

4.4
Agreement to Terminate Stockholders Agreement, dated September 17, 2024, by and between CompoSecure, Inc. and the certain stockholders signatories thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on September 17, 2024).

4.5	Description of Registrant's Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 14, 2022).

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

10.3
Amendment No. 1 to the Tax Receivable Agreement, dated as of August 7, 2024, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C. and the TRA Parties (as defined therein) parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on August 9, 2024).

10.4
Third Amended and Restated Limited Liability Company Agreement of CompoSecure Holdings, L.L.C., dated as of November 21, 2024, by and among CompoSecure Holdings, L.L.C., CompoSecure, Inc. and other Members (as defined therein) party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 22, 2024).

10.5
Fourth Amended and Restated Credit Agreement, dated August 7, 2024, by and among CompoSecure, L.L.C., Arculus Holdings, L.L.C., CompoSecure Holdings, L.L.C., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on August 9, 2024).

10.6
Amendment No. 1 to Fourth Amended and Restated Credit Agreement and Limited Waiver, dated December 30, 2024, by and among CompoSecure Holdings, L.L.C., CompoSecure, L.L.C., Arculus Holdings, L.L.C., JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 3, 2025).

10.7+
CompoSecure, Inc. 2021 Incentive Equity Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

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

10.14
Industrial Building Lease, dated May 2, 2016, by and between FR JH 10, LLC and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.15*	Industrial Building Lease Extension Letter, dated January 28, 2025, by and between FR JH 10, LLC and CompoSecure, L.L.C.

10.16
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

10.18††
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

10.22††
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

10.26
Amendment Number 8 to Master Services Agreement, dated January 1, 2025, by and between American Express Travel Related Services Company, Inc. and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-39687) for the quarter ended September 30, 2024, filed with the SEC on November 8, 2024).

10.27††
Master Services Agreement, dated January 4, 2008, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.28
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

10.30††
Amendment 3 to Master Services Agreement, dated October 7, 2019, by and between JPMorgan Chase Bank, National Association and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.31†
CompoSecure, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39687), filed with the SEC on March 14, 2022).

10.32*	Second Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy.

10.33*	Third Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy.

10.34*	Management Agreement, dated February 28, 2025, by and between CompoSecure Holdings, L.L.C. and Resolute Holdings Management, Inc.

10.35*	U.S. State and Local Tax Sharing Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc.

10.36*	Letter Agreement, dated as of February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc.

10.37
Governance Agreement by and between CompoSecure, Inc., Resolute Compo Holdings, LLC and Tungsten 2024 LLC, dated as of September 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC September 17, 2024).

10.38*	Waiver Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC.

10.39*	Board Adviser Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Holdings Management, Inc. and Fradin Consulting LLC.

10.40*	CompoSecure, Inc. Option Conversion Program.

10.41*	Amended and Restated Offer Letter, dated February 28, 2025, by and between CompoSecure, L.L.C., Resolute Holdings Management, Inc., and David Cote.

10.42*	Amended and Restated Offer Letter, dated February 28, 2025, by and between CompoSecure, L.L.C., Resolute Holdings Management, Inc., and Thomas Knott.

19.1†*	Insider Trading Policy, dated as of September 25, 2024, by and between CompoSecure, Inc. and directors, officers, employees, and others.

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*
CompoSecure, Inc. Compensation Recoupment Policy, adopted December 1, 2023 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-39687), filed with the SEC on March 12, 2024).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

Date: March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Wilk Jonathan Wilk	President, Chief Executive Officer and Director (Principal Executive Officer)	3/5/2025

/s/ Timothy Fitzsimmons Timothy Fitzsimmons	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	3/5/2025

/s/ David Cote David Cote	Executive Chairman of the Board of Directors	3/5/2025

/s/ John Cote John Cote	Director	3/5/2025

/s/ Joseph DeAngelo Joseph DeAngelo	Director	3/5/2025

/s/ Paul Galant Paul Galant	Director	3/5/2025

/s/ Brian F. Hughes Brian F. Hughes	Director	3/5/2025

/s/ Mark James Mark James	Director	3/5/2025

/s/ Thomas Knott Thomas Knott	Director	3/5/2025

/s/ Dr. Krishna Mikkilineni Krishna Mikkilineni	Director	3/5/2025

/s/ Jane J. Thompson Jane J. Thompson	Director	3/5/2025