Form 10-Q
period 2025-03-31
CompoSecure, Inc.
filed 2025-05-12
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 07, 2025, there were approximately 102,317,852 shares of the registrant's Class A common stock outstanding .

EXPLANATORY NOTE REGARDING CHANGE TO EQUITY METHOD ACCOUNTING
Effective as of February 28, 2025, as a result of the spin-off (the "Spin-Off") of Resolute Holdings Management, Inc. ("Resolute Holdings") and the related Management Agreement (the "Management Agreement") between the Company's wholly-owned subsidiary, CompoSecure Holdings, L.L.C. ("Holdings") and Resolute Holdings, the results of operations of Holdings, and its operating company subsidiaries, are not consolidated in the Company's financial statements included in this Quarterly Report on Form 10-Q and, instead, are accounted for under the equity method of accounting. Under the equity method of accounting, Holdings’ accounts are not reflected within the Company’s consolidated balance sheets and statements of operations. The Company’s share of the earnings of Holdings is reported in the Company’s consolidated statements of operations as earnings from equity method investment. The Company’s carrying value in Holdings is reported on the Company’s consolidated balance sheets as equity method investment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by these forward- looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward- looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

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

Part 1 - Financial Statement

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	March 31, 2025	December 31, 2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,506	$77,461
Accounts receivables	—	47,449
Inventories, net	—	44,833
Prepaid expenses and other current assets	1,321	4,159
Total current assets	10,827	173,902

Property and equipment, net	—	23,448
Right-of-use asset - operating leases	—	5,404
Deferred tax asset	266,652	264,815
Derivative asset - interest rate swap	—	2,749
Equity method investment	14,844	—
Deposits and other assets	—	3,600
Total assets	292,323	473,918

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	4,025	11,544
Accrued expenses	28,594	14,682
Bonus payable	—	8,466
Commission payable	—	2,563
Current portion of long-term debt	—	11,250
Current portion of lease liabilities - operating leases	—	2,113
Current portion of earnout consideration liability	9,303	20,533
Current portion of tax receivable agreement liability	5,171	5,171
Total current liabilities	47,093	76,322

Long-term debt, net of deferred financing costs	—	184,389
Warrant liability	84,003	104,231
Lease liabilities - operating leases	—	3,888
Tax receivable agreement liability	248,534	248,534
Total liabilities	379,630	617,364

Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, 0.0001 par value; 250,000,000 shares authorized,102,317,852 and 100,462,844 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	10
Class B common stock, $0.0001 par value; 75,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	206,477	361,379
Accumulated other comprehensive (loss) income	(206)	2,543
Accumulated deficit	(293,588)	(507,378)
Total stockholders' deficit	(87,307)	(143,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$292,323	$473,918

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands except per share amounts)

	Three Months Ended March 31,
	2025	2024

Net sales	59,824	104,010
Cost of sales	31,075	48,797
Gross profit	28,749	55,213
Operating expenses:
Selling, general and administrative expenses	22,705	24,077
Income from operations	6,044	31,136

Other income (expense):
Revaluation of warrant liability	17,921	(7,397)
Revaluation of earnout consideration liability	11,230	(1,459)
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	(297)
Interest expense	(1,688)	(6,537)
Interest income	219	1,118
Amortization of deferred financing costs	(74)	(327)
Total other income (expense), net	27,608	(14,899)
Income before income taxes	33,652	16,237
Income tax (expense) benefit	(27,004)	836
Net income before earnings in equity method investment	6,648	17,073
Earnings in equity method investment	14,844	—
Net income	$21,492	$17,073

Net income attributable to redeemable non-controlling interests	$—	$13,048
Net income attributable to CompoSecure, Inc.	$21,492	$4,025

Net income per share attributable to CompoSecure, Inc. - basic	$0.21	$0.20
Net income per share attributable to CompoSecure, Inc. - diluted	$0.07	$0.17

Weighted average shares used to compute net income per share attributable to Class A common stockholders - basic	102,040	20,567
Weighted average shares used to compute net income per share attributable to Class A common stockholders - diluted	113,270	96,235

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$21,492	$17,073
Other comprehensive (loss) income, net:
Unrealized (loss) gain on derivative - interest rate swap (net of tax)	(502)	452
Total other comprehensive (loss) income, net	(502)	452
Comprehensive income	$20,990	$17,525

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit	Interest
Balance as of December 31, 2024	100,462,844	$10	—	$—	$361,379	$2,543	$(507,378)	$(143,446)	$—
Exercise of warrants	425,100	—	—	—	7,194	—	—	7,194	—
Stock-based compensation	—	—	—	—	5,720	—	—	5,720	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	121	—	—	121	—
Net income	—	—	—	—	—	—	21,492	21,492	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes.	1,418,449	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	11,459	—	—	—	(15,285)	—	—	(15,285)	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(502)	—	(502)	—
Spin-Off of Resolute Holdings	—	—	—	—	(14,209)	—	3,400	(10,809)	—
Deconsolidation of CompoSecure Holdings, L.L.C.	—	—	—	—	(138,443)	(2,247)	188,898	48,208	—
Balance as of March 31, 2025	102,317,852	$10	—	$—	$206,477	$(206)	$(293,588)	$(87,307)	$—

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Deficit	Interest
Balance as of December 31, 2023	19,415,123	2	59,958,422	6	39,466	4,991	(846,825)	(802,360)	596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	1,183,123	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	0	—	—	—	(3,476)	—	—	(3,476)	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	$2	59,958,422	$6	$40,494	$5,443	$(839,903)	$(793,958)	$596,587
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net income	$21,492	$17,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,623	2,221
Stock-based compensation expense	3,850	4,397
Earnings in equity method investment	(14,844)	—
Amortization of deferred financing costs	74	345
Revaluation of earnout consideration liability	(11,230)	1,459
Revaluation of warrant liability	(17,921)	7,397
Change in fair value of derivative liability	—	297
Non-cash operating lease expense	405	584
Deferred tax expense	(1,837)	(1,867)
Changes in assets and liabilities:
Accounts receivable	2,063	5,378
Inventories	(5,195)	(2,657)
Prepaid expenses and other assets	88	(119)
Accounts payable	2,478	(446)
Accrued expenses	25,983	1,486
Lease liabilities	(369)	(603)
Other liabilities	(3,649)	(1,194)
Net cash provided by operating activities	3,011	33,751

Cash flows from investing activities
Purchase of property and equipment	—	(1,613)
Holdings cash deconsolidated as a result of the Management Agreement	(50,303)	—
Resolute Holdings cash deconsolidated as a result of the Spin-Off	(10,000)	—
Capitalized software expenditures	(387)	—
Net cash used in investing activities	(60,690)	(1,613)

Cash flows from financing activities
Proceeds from employee stock purchase plan and exercise of options	121	107
Payments for taxes related to net share settlement of equity awards	(15,285)	(3,476)
Payment of term loan	—	(4,688)
Distributions to non-controlling interest	—	(10,151)
Proceeds from the exercise of warrants	4,888	—
Net cash used in financing activities	(10,276)	(18,208)

Net (decrease) increase in cash and cash equivalents	(67,955)	13,930
Cash and cash equivalents, beginning of period	77,461	41,216
Cash and cash equivalents, end of period	$9,506	$55,146

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,164	$4,175
Supplemental disclosure of non-cash operating and financing activities:
Operating lease ROU assets exchanged for lease liabilities	$4,224	$—
Derivative asset - interest rate swap	(502)	452
Non-cash portion of warrant exercise	$(2,308)	$—
Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Management Agreement	$(98,508)	$—
Resolute Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Spin-Off	$(1,542)	$—

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
1.DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
CompoSecure, Inc. (the “Company”), through its wholly-owned subsidiary, CompoSecure Holdings, L.L.C. ("Holdings") is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company was founded and commenced operations in 2000. The Company provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey. Since its inception, the Company has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

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

Prior to the transactions discussed below, the Company had operated as an umbrella partnership C corporation (“Up-C”), meaning that the sole asset of the Company was its interest in Holdings and the related deferred tax asset. Holdings had been an entity taxed as a partnership for U.S. federal income tax purposes and was owned by both the historical owners and the Company.

On August 7, 2024, all of the Company's Class B stockholders and affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC, (collectively, "Tungsten"), entered into stock purchase agreements pursuant to which the selling shareholders would exchange their 51,908,422 Class B units, and corresponding Class B shares, for Class A shares (collectively, the "Tungsten Transactions"), eliminating the Company's existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of the Company's Class A Common Stock for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest in the Company. Subsequent to the Tungsten Transactions, the Company no longer has Class B shares outstanding nor the associated non-controlling interest. The Company's tax receivable agreement liability and future payments thereunder increased as the Company realized an increase in the tax basis of the assets of Holdings resulting from the exchange of the equity in Holdings by unitholders in connection with the Tungsten Transactions.
On September 27, 2024, Resolute Holdings Management, Inc. ("Resolute Holdings") was created as a wholly owned subsidiary of Holdings. On February 28, 2025, the Company completed the previously-announced spin-off (the "Spin-Off") of Resolute Holdings. In connection with the Spin-Off, Holdings entered into a management agreement (the "Management Agreement") pursuant to which Resolute Holdings provides management and other related services to Holdings in exchange for payment of quarterly management fees. The Spin-Off of Resolute Holdings from the Company was achieved through the distribution of all outstanding shares of common stock, par value $0.0001 per share, of Resolute Holdings ("Resolute Holdings Common Stock"), on a pro rata basis, to holders of record of the Company’s Class A Common Stock, par value $0.0001 per share (“CompoSecure Common Stock”). Each holder of record of CompoSecure Common Stock received one share of Resolute Holdings Common Stock for every twelve shares of CompoSecure Common Stock held on February 20, 2025, the record date for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of CompoSecure Common Stock received cash.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
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

By virtue of control of the board of managers of Holdings, CompoSecure, Inc. historically operated and controlled the business and affairs of Holdings and thus consolidated Holdings. As of February 28, 2025 and subsequent to the Spin-Off and the execution of the Management Agreement with Resolute Holdings, Resolute Holdings controls and is required to consolidate Holdings. As a result, the Company no longer consolidates Holdings and accounts for the investment in Holdings as an equity method investment. See Note 5 for additional discussion.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

The Company's significant accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("U.S. GAAP") and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes (as defined below), which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
estimates of the inputs used to calculate the tax receivable agreement liability, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An immaterial adjustment has been made to the consolidated statement of cash flows for three months ended March 31, 2024 to reclassify within cash flows from operating activities the change in other liabilities to non-cash operating lease expense and lease liabilities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of March 31, 2025 or December 31, 2024.

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

Variable Interest Entities

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). A VIE is an entity that either lacks sufficient equity to permit it to finance its activities without additional subordinated financial support or for which the equity investors do not have characteristics of a controlling financial interest. These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Change to Equity Method Accounting Presentation for Holdings

The Company has a variable interest in Holdings, the Company’s wholly owned operating subsidiary. Holdings is considered a VIE as the Company is the sole holder of the Holdings’ equity investment risk but is not able to direct the activities that most significantly impact Holdings’ economic performance. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and resulting from Holdings entering into the Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary, as the Company does not have the power to direct the activities of Holdings that most significantly impact its economic performance. Therefore, the results of operations and cash flows of the Company's wholly-owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report and, instead, are accounted for under the equity method of accounting. Under the equity method of accounting, the financial information of Holdings is not reflected within the Company’s consolidated balance sheets, statements of operations and cash flows. The Company’s share of the earnings of Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment. The carrying value of the Company's investment in Holdings is reported in the Company’s consolidated balance sheets as equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of Holdings and is also decreased by the Company’s share of dividends declared by Holdings from time to time (if any). The Company's investment in Holdings is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over Holdings, but as a result of the Management Agreement, does not have control over Holdings. No gain or loss is recognized upon conversion of Holdings as an equity method investment because Resolute Holdings and the Company are both under common control.

If the Company’s carrying value in Holdings is reduced to zero, losses would not be recorded in the Company’s consolidated financial statements unless the Company guarantees obligations of Holdings or has committed additional funding. If Holdings subsequently reports income, the Company would not record its share of such income until it equals the amount of its share of losses not previously recognized.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A Common Stock but was exclusive of Class B Common Stock (while outstanding) as these shares have no economic or participating rights.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
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

    On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities ("non-PBEs"), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company adopted this ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.
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

3.INVENTORIES
Reflecting the change to equity method accounting, the major classes of inventories were as follows:

	March 31, 2025	December 31, 2024
Raw materials	$—	$46,109
Work in process	—	1,024
Finished goods	—	505
Inventory reserve	—	(2,805)
Total	$—	$44,833

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
4.PROPERTY AND EQUIPMENT
Reflecting the change to equity method accounting, property and equipment consist of the following:

	Useful Life	March 31, 2025	December 31, 2024
Machinery and equipment	5- 10 years	$—	$38,012
Furniture and fixtures	3 - 5 years	—	33
Computer equipment	3 - 5 years	—	46
Leasehold improvements	Shorter of lease term or estimated useful life	—	11,711
Vehicles	5 years	—	88
Software	1- 3 years	—	1,718
Construction in progress		—	2,664
Total gross property and equipment		—	54,272
Less: Accumulated depreciation and amortization		—	(30,824)
Property and equipment, net		$—	$23,448

5. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in the equity method investment in Holdings was 100% and had a carrying value of $14,844 as of March 31, 2025. Prior to the execution of the Management agreement and the Company's deconsolidation of Holdings on February 28, 2025, Holdings had net liabilities of $48,208, primarily arising from advances made by Holdings to the Company. Holdings waived the collection of these advances, effectively treating them as distributions to the Company as its sole member prior to the date of deconsolidation, which resulted in an initial carrying value of $0 with respect to the Company's equity method investment in Holdings.

The following table provides a reconciliation of the equity method investment in Holdings:

Recognition of equity method investment in CompoSecure Holdings, L.L.C., subsequent to the Spin-Off	$—
Earnings in equity method investment	14,844
Equity method investment in CompoSecure Holdings, L.L.C. at March 31, 2025	$14,844

The financial position of Holdings is summarized in the following table:

March 31, 2025
Current assets	$166,677
Noncurrent assets	37,000
Total assets	$203,677

Current liabilities	$48,045
Noncurrent liabilities	188,439
Total liabilities	236,484
Total members' deficit	(32,807)
Total liabilities and members' deficit	$203,677

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
The results of operations of Holdings subsequent to the deconsolidation are summarized in the following table:

February 28, 2025 through March 31, 2025
Net sales	$44,065
Cost of sales	18,266
Gross profit	25,799
Operating expenses:
Selling, general and administrative expenses	10,077
Income from operations	15,722

Other income (expense):
Interest expense	(1,695)
Interest income	875
Amortization of deferred financing costs	(58)
Total other expense, net	(878)
Income before income taxes	14,844
Income tax expense	—
Net income	$14,844

The Company's maximum exposure to loss as a result of its involvement with Holdings is limited to its equity method investment in Holdings.

6. DEBT
Exchangeable Senior Notes

On December 27, 2021, a business combination with Roman DBDR Tech Acquisition Corp. ("Roman DBDR") was completed whereby Holdings was left as the surviving company and wholly-owned subsidiary of Roman DBDR (the "Business Combination"). On April 19, 2021, concurrent with the execution of the merger agreement related to the Business Combination, the Company and its subsidiary, Holdings, entered into subscription agreements (the “Note Subscription Agreements”) with certain investors ("Notes Investors") pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the closing date of the Business Combination (the Closing Date"), the exchangeable notes issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A Common Stock at a conversion price of $11.50 per share (the "Exchangeable Notes"), subject to the terms and conditions of an Indenture entered into by the Company and its wholly owned subsidiary, Holdings and the trustee under the Indenture.

On June 11, 2024, the Company paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. As a result of the special cash dividend and distribution, the conversion price was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of the Company’s Class A Common Stock per $1,000 principal amount of Notes exchanged. On September 17, 2024, the Tungsten Transactions closed, where a majority interest of the Company was acquired through privately negotiated sales. See Note 7 for additional information on the special cash dividend and sale of the majority interest.

The sale of the majority interest and subsequent filing of a Schedule 13D report with the SEC by Tungsten on September 19, 2024 triggered the occurrence of a “Make-Whole Fundamental Change” (as defined in the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
Indenture), pursuant to which the Company, on September 20, 2024, issued a Notice of Make-Whole Fundamental Change to the holders of the Exchangeable Notes to notify the holders that the exchange rate for the Exchangeable Notes has been temporarily increased from 91.0972 shares of Class A Common Stock per $1,000 principal amount of Notes to 104.5199 shares of Class A Common Stock per $1,000 principal amount of notes. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock.

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

For the three months ended March 31, 2024 the Company recognized $2,396 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The Company did not recognize any interest expense related to the Exchangeable Notes during the three months ended March 31, 2025 as all of the Exchangeable Notes were exchanged as of December 31, 2024.

Credit Facility

On July 26, 2016, Holdings entered into a $120,000 credit facility (the “2016 Credit Facility”) with J.P. Morgan Chase (“JPMC”) as the lending agent that provided Holdings with a revolving credit facility with a maximum borrowing capacity of $40,000 (the “2016 Revolver”) and a term loan of $80,000 (the “2016 Term Loan”) that was scheduled to mature in July 2021. The 2016 Credit Facility was subsequently amended in July 2019, November 2020 and December 2021 (the “2021 Credit Facility”) to increase the borrowing capacity of the 2016 Revolver and the 2016 Term Loan and to extend the maturity date of the 2016 Credit Facility. The 2021 Credit Facility increased the overall borrowing capacity of the credit facility to $310,000 comprised of a revolving credit facility with a maximum borrowing capacity of $60,000 (the “2021 Revolver”) and a term loan of $250,000 (the “2021 Term Loan”). The 2021 Credit Facility was set to mature on December 16, 2025. The 2021 Credit Facility was also amended in February 2023, May 2023 and March 2024 to (i) transition the 2021 Credit Facility from bearing interest based on LIBOR to Secured Overnight Financing Rate Data ("SOFR"), (ii) to remove certain lenders who no longer wanted to participate in the 2021 Credit Facility, and (iii) to allow the Company to repurchase outstanding shares of common stock, common stock warrants and Exchangeable Notes in an aggregate amount not to exceed $40,000. The 2021 Credit Facility was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

On August 7, 2024, Holdings entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) and the lenders party thereto to refinance the 2021 Credit Facility. The 2024 Credit Facility amended and restated the 2021 Credit Facility in its entirety. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 comprised of a term loan of $200,000 (the “2024 Term Loan”) and a revolving credit facility of $130,000 (the “2024 Revolver”). Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, Holdings wrote-off approximately $148 in unamortized debt issuance costs related to the lenders who did not participate in the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
2024 Credit Facility during the year ended December 31, 2024. In connection with the 2024 Credit Facility, the Company pledged its ownership interests in Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders.

In conjunction with the 2024 Credit Facility, Holdings incurred approximately $686 in lender fees and $147 in other third-party fees related to the 2024 Revolver and approximately $1,056 in lender fees and $225 in other third-party fees related to the 2024 Term Loan. The $1,056 of lender fees related to the 2024 Term Loan have been capitalized and these fees, along with $832 of unamortized debt issuance costs related to the 2021 Credit Facility, will be amortized into interest expense through the maturity date of the 2024 Term Loan using the effective interest method. Similarly, $686 of lender fees and $147 of other third-party fees related to the 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 Revolver using the straight-line method. The $225 other third-party fees related to the 2024 Term Loan were expensed as incurred during the year ended December 31, 2024.

On December 30, 2024, Holdings executed Amendment No. 1 to the 2024 Credit Facility (the "December 2024 Amendment") to allow the Company to facilitate the Spin-Off of Resolute Holdings. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, Holdings incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the 2024 Credit Facility.

The Credit Facilities requires Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facility also requires Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The Credit Facility permits Holdings to prepay the term loans without penalty or premium. The Credit Facility is secured by substantially all of the assets of Holdings and the Company.

Interest on the revolving credit facility and the term loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on Holdings' leverage ratio. As of December 31, 2024, the effective interest rate on the 2024 Revolver and 2024 Term Loan was 6.81% per year.

The Company recognized $1,688 and $4,459 of interest expense related to the 2024 Revolver and 2024 Term Loan for the three months ended March 31, 2025 and 2024, respectively.

The Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of March 31, 2025 and December 31, 2024, Holdings was in compliance with all financial covenants. The fair value of the Credit Facilities approximate the carrying value for all periods presented.

As of March 31, 2025 and December 31, 2024, there were no balances outstanding on the 2024 Revolver.

Reflecting the change to equity method accounting, the balances payable under all borrowing facilities are as follows:

	March 31, 2025	December 31, 2024
Term loan balance	$—	$197,500
Less: current portion of term loan (scheduled payments)	—	(11,250)
Less: net deferred financing and discount costs	—	(1,861)
Total long term debt	$—	$184,389

In order to hedge exposure of Holdings to variable interest rate fluctuations related to the $310,000 of borrowings under its 2021 Credit Facility, Holdings entered into two interest rate swap agreements with Bank of America on January 11, 2022, the first of which had an effective date of January 5, 2022 (the “January 2022 Swap”),

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
and the second of which had an effective date of December 5, 2023 (the “December 2023 Swap” and, collectively with the January 2022 Swap, the “Interest Rate Swap Agreements”). The January 2022 Swap expired on December 5, 2023 while the December 2023 Swap is set to expire on December 2025. Both the January 2022 Swap and the December 2023 Swap are settled at the end of the month between the parties. The December 2023 Swap has a notional amount of $125,000 and was designated as a cash flow hedge for accounting purposes.

The derivative assets related to the Interest Rate Swap Agreements are no longer reflected in the Company’s balance sheet subsequent to the deconsolidation of Holdings. Holdings determined the fair value of the Interest Rate Swap Agreements to be zero at the inception of the agreements and $2,749 as of December 31, 2024. Holdings reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company had historically reflected the unrealized changes in fair value of the Interest Rate Swap Agreements at each reporting period in other comprehensive income, and a derivative asset or liability was recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreements. Subsequent to the Spin-Off, the derivative asset or liability is no longer reflected on the Company's balance sheet due to the deconsolidation of Holdings. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of 2021 Credit Facility in February 2023.

7. EQUITY STRUCTURE
Shares Authorized

As of March 31, 2025, the Company had authorized a total of 250,000,000 shares for issuance designated as Class A Common Stock, 75,000,000 designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of March 31, 2025, there were 102,317,852 shares of Class A Common Stock issued and outstanding, no shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock

During the quarter ended March 31, 2025, the Company issued 1,429,908 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), performance and market-based stock units ("PSUs") and exercises of stock options, as well as employee stock purchase plan ("ESPP") transactions. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

Warrants

As of March 31, 2025 and December 31, 2024, the Company had 21,990,079 and 22,415,179 warrants outstanding, respectively. Until the expiration date of December 27, 2026, each warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment. The exercise price of the warrants was adjusted to $7.97 as the result of the spin-off of Resolute Holdings. See Note 1 for additional discussion of the Spin-Off. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares.

Non-Controlling Interest

Non-controlling interest represented the direct interests held in Holdings other than by the Company. The non-controlling interest in the Company was represented by Class B Units. Since the potential cash redemptions of the non-controlling interest was outside the control of the Company, the non-controlling interest was classified as temporary equity on the consolidated balance sheet in accordance with ASC 480, Distinguishing liabilities from

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
equity ("ASC 480"). Income tax benefits or provisions were applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest was pass-through income.

As of March 31, 2025 and December 31, 2024, the Company did not have a non-controlling interest as a result of the exchange of all Class B shares for Class A shares in connection with the Tungsten Transactions. The non-controlling interest was historically adjusted to redemption value at each balance sheet date and in accordance with ASC 480-10. This measurement adjustment resulted in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings.

8. EQUITY COMPENSATION
The following table summarizes stock-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Restricted stock unit expense	$2,922	$4,193
Performance stock unit expense	496	173
Stock option expense	432	3
Employee stock purchase plan	—	28
Total stock-based compensation expense	$3,850	$4,397
Employees of Holdings and Resolute Holdings were granted equity awards from the Company's plan. Prior to the Spin-Off and execution of the Management Agreement, the expense related to these awards was recognized as expense by the Company. Subsequent to the Spin-Off and execution of the Management Agreement, the expense related to the awards is presented as an expense at Holdings and Resolute Holdings as they are deemed to derive the benefits associated with the related expense. The increase in the Company's additional paid-in capital arising from equity awards expensed at Holdings and Resolute Holdings amounted to $1,870 and $0 during the three months ended March 31, 2025 and 2024, respectively. Subsequent to the Spin-Off, 449,775 RSUs were granted to a Resolute Holdings Employee. The awards had a grant date fair value of $13.34. As the awards were granted from the Company's plan, the related share information is reflected in this footnote.
As a result of the Spin-Off, outstanding, Performance and Market Based Stock Units ("PSUs"), Restricted Stock Units ("RSUs") and stock options were adjusted as required by the Company's equity plan. These equity awards were adjusted to maintain equal value for award holders immediately prior to and subsequent to the Spin-Off. As the awards were considered to be an equitable adjustment, no incremental compensation cost was recognized. The incremental shares related to the Spin-Off are reflected in the below tables.
A summary of RSUs, PSUs and stock option activity under the Company's CompoSecure, Inc. 2021 Incentive Equity Plan during the three months ended March 31, 2025 is presented below:

Restricted Stock Unit Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	6,216,661	$7.67
Granted	1,311,116	14.62
Incremental Spin-Off Grants	783,008	13.34
Vested	(2,362,918)	6.70
Forfeited	(31,468)	7.84
Nonvested at March 31, 2025	5,916,399	$10.04

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
There is no unrecognized compensation expense for RSUs as of March 31, 2025. Of the nonvested RSUs outstanding at March 31, 2025, 1,270,610 were for Resolute employees and 4,645,789 were for Holdings employees.

Performance and Market Based Stock Units Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	1,755,531	$6.48
Incremental Spin-Off Grants	297,783	13.34
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2025	2,053,314	$8.13

There is no unrecognized compensation expense for PSUs as of March 31, 2025. All of the nonvested PSUs outstanding at March 31, 2025 were for Holdings employees.

Stock Options

The following table sets forth the options activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	2,275,671	$12.39	8.9	$6,698
Incremental Spin-Off Grants	377,524	10.79	8.8	348
Exercised	(50,000)	2.41	2.0	423
Outstanding at March 31, 2025	2,603,195	$10.79	8.8	2,400
Vested and expected to vest at March 31, 2025	2,603,195	$10.79	8.8	2,400
Exercisable at March 31, 2025	362,746	$4.26	4.6	2,400

Unrecognized compensation expense for options was $1,542 as of March 31, 2025 and is expected to be recognized over a remaining term of 3.5 years. Of the vested and expected to vest options outstanding at March 31, 2025, 1,958,040 were related to Resolute employees and 362,746 were related to Holdings employees.
Earnout Consideration
Certain of the equity holders of Holdings (including certain employees) have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds and require half of the shares to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The earnouts under the first phase were achieved on December 13, 2024. The second phase has not yet been achieved and expires in December 2025. A total of 657,160 shares, or 328,580 shares for each phase, were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation. The following is a summary of the earnout activity for the three months ended March 31, 2025:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

Number of Shares
Outstanding at January 1, 2025	328,580
Spin-Off Adjustment	55,737
Vested	—
Nonvested at March 31, 2025	384,317

9. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and have completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended March 31, 2025 and 2024 was $563, and $591, respectively. On January 1, 2025, the Company began matching 100% of the first 3% and then 50% of the next 2% of employee contributions.

10. FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires the Company to make significant judgements.

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Warrants	$84,003	$—	$—	$84,003
Earnout consideration	—	—	9,303	9,303
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Warrants	$104,231	$—	$—	$104,231
Earnout consideration	—	—	20,533	20,533

Derivative asset - interest rate swap
Holdings is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, Holdings entered into an interest rate swap agreement on January 5, 2022. See Note 6.

Warrant Liability

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
As a result of the Business Combination, the Company had assumed a warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were remeasured at March 31, 2025 with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2024	$104,231
Revaluation of warrant liability	(17,921)
Settlement of exercise of warrants	$(2,307)
Estimated fair value at March 31, 2025	$84,003

The Warrants were valued using the quoted market price as the fair value as of each balance sheet date.

Earnout Consideration

Earnout consideration liabilities held by former holders of interests in Holdings (not including the holders under ASC 718) were determined to be derivative instruments in accordance with ASC 815 and were accounted as derivative liabilities. The earnout consideration liabilities were initially valued at fair value in accordance with ASC 815-40-30-1 and are subsequently remeasured at each reporting period with changes in fair value recorded in earnings in accordance with ASC 815-40-35-4. The Company established the initial fair value for the earnout consideration liabilities at the closing date on December 27, 2021 using a Monte Carlo simulation model.

The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2024	$20,533
Revaluation of earnout consideration liability	(11,230)
Estimated fair value at March 31, 2025	$9,303

The following assumptions were used to determine the fair value of the earnout consideration liabilities as of March 31, 2025

March 31, 2025
Valuation date share price	$10.87
Risk-free interest rate	4.13%
Expected volatility	47.5%
Expected dividends	0%
Expected term (years)	0.74 years

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
the reporting date. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value determined.

11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company and its wholly-owned subsidiary, Holdings, is headquartered in and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Three Months Ended March 31,
	2025	2024
Net sales by country
Domestic	$54,480	$92,790
International	5,344	11,220
Total	$59,824	$104,010

The Company’s principal direct customers as of March 31, 2025 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Four customers individually accounted for more than 10% of the Company’s revenue, or 70.0% of total revenue, for the three months ended March 31, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 73.2% of total revenue, for the three months ended March 31, 2024. Four customers individually accounted for 10% of total accounts receivable, or 70%, as of December 31, 2024.

Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 31% of total purchases, for the three months ended March 31, 2025. Two individual vendors accounted for more than 10% of purchases of supplies, or approximately 31% of total purchases, for the three months ended March 31, 2024.

12. INCOME TAXES

The Company recorded income tax provision of $27,004 for the three months ended March 31, 2025. The Company recorded income tax benefit of $836 for the three months ended March 31, 2024.

Federal, state and local income tax returns for years prior to 2020 are no longer subject to examination by tax authorities. During the year 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's interim effective tax rate, inclusive of any discrete items, was 18.60% and (5.10)% for the three months ended March 31, 2025 and March 31, 2024, respectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

The Company’s overall effective tax rate was affected by the elimination of the Up-C structure discussed in Note 1, which resulted in the Company owning 100% of Holdings. At March 31, 2025 and December 31, 2024, the Company had $28,520 and $444 of income taxes payable, respectively. Income taxes payable are a component of accrued expenses in the consolidated balance sheet.

The Spin-Off resulted in a taxable gain to the Company related to the distribution of appreciated property which resulted in an increase in the income tax expense.

13. EARNINGS PER SHARE

Basic net income per share has been computed by dividing net income attributable to Class A common shareholders by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A Common Stock was computed by dividing net income available to CompoSecure, Inc. by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the computation of net income used to compute basic net income per share of Class A Common Stock for the three months ended March 31, 2025 and March 31, 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Basic and diluted:
Net income	$21,492	$17,073
Less: Net income attributable to non-controlling interest	—	(13,048)
Net income attributable to Class A Common shareholders	$21,492	$4,025
Plus: adjustment due to net effect of equity awards, warrant revaluation, Exchangeable Notes and Class B units to net income	(14,002)	11,995
Net income attributable to Class A Common shareholders after adjustment	$7,490	$16,020

Weighted average common shares outstanding used in computing net income per share - basic	102,039,611	20,566,970
Plus: net effect of dilutive equity awards, Exchangeable Notes and Class B units	11,230,575	75,668,499
Weighted average common shares outstanding used in computing net income per share - diluted	113,270,186	96,235,469

Net income per share—basic	$0.21	$0.20
Net income per share—diluted	$0.07	$0.17

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

The following securities were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Potentially dilutive securities:
Warrants	21,990,079	22,415,400
Earnout consideration shares	4,386,097	7,500,000
Equity awards	2,177,396	2,918,984

14. COMMITMENTS AND CONTINGENCIES
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

The Company made no payment related to the tax receivable agreement liability during the quarter ended March 31, 2025. Pursuant to the Holdings agreement, the Company makes pro rata tax distributions to the holders of interests in Holdings (i.e. non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. As a result of the Tungsten Transaction, the Company became the sole member of Holdings, eliminating the requirement for further tax distributions to members other than the Company. For the three months ended March 31, 2024, Holdings distributed a total of $13,422 of tax distributions to its members, of which $3,271 was paid to the Company, resulting in a net tax distribution to all other members of $10,151.

As of March 31, 2025, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2025 (excluding the three months ended March 31, 2025)	$5,171
2026	14,122
2027	14,283
2028	14,516
2029	14,762
Later years	190,851
Total Payments	$253,705
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

Litigation

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

15. SEGMENT REPORTING
Subsequent to the Spin-Off, the Company has one operating segment and one reportable segment, the equity method investment in CompoSecure Holdings, LLC. This is a change as of and for the year ended December 31, 2024, where the Company had two operating segments and two reportable segments: Payment Card and Arculus. Corporate, as reported below, for the quarter ended March 31, 2025 consists of the Company's corporate entity that was concluded to not be an operating segment as the entity's operations do not generate revenues and are limited to fair value adjustments related to warrants liability and earnout liability. For the quarter ended March 31, 2024, the Company's reportable segment is represented by the consolidated balance sheet and the consolidated statement of operations.

The chief operating decision maker ("CODM") is the Chief Executive Officer of the Company. The CODM evaluates the performance of the equity method investment in CompoSecure Holdings, LLC primarily based on net sales, gross profit and net (loss) income and does not review discrete financial information at a level lower than consolidated Holdings. The Company does not have any intra-entity sales.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

	As of and for the Three Months Ended March 31, 2025
	Corporate	Equity Method Investment in CompoSecure Holdings, LLC	Elimination of Unconsolidated Affiliate	Consolidated Total of CompoSecure, Inc.

Net sales	$59,824	$44,065	$(44,065)	$59,824
Cost of Sales	31,075	18,266	(18,266)	31,075
Gross Profit	28,749	25,799	(25,799)	28,749

Selling, General and administrative expenses	22,705	10,077	(10,077)	22,705
Income from operations	6,044	15,722	(15,722)	6,044

Other income (expense):
Change in fair value of earnout consideration liability	11,230	—	—	11,230
Revaluation of warrant liability	17,921	—	—	17,921
Interest expense	(1,688)	(1,695)	1,695	(1,688)
Interest income	219	875	$(875)	219
Amortization of deferred financing costs	(74)	(58)	58	(74)
Total other income (expenses), net	27,608	(878)	878	27,608
Income before income taxes	33,652	14,844	(14,844)	33,652
Income tax expense	(27,004)	—	—	(27,004)
Net income	$6,648	$14,844	$(14,844)	$6,648
Earnings in CompoSecure Holdings, LLC equity method investment	14,844			14,844
Net income of CompoSecure, Inc.				$21,492

Total assets	$292,323	203,677	(203,677)	$292,323
Total liabilities	$(379,630)	(236,484)	236,484	$(379,630)
Capital expenditures related to segment assets	$387	$1,156	$(1,156)	$387

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

16. RELATED PARTY TRANSACTIONS
In connection with the completion of the Spin-Off, the Company and Resolute Holdings entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") pursuant to which the Company delivered 100% of the issued and outstanding shares of Resolute Holdings’ Common Stock to the distribution agent for the Spin-Off to effectuate the delivery of the shares of Resolute Holdings’ Common Stock to the Company’s stockholders by means of a pro rata dividend. The Separation and Distribution Agreement also set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and certain adjustments of existing CompoSecure awards, and establishes certain rights and obligations between Resolute Holdings and the Company following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and the Company, and tax and other matters. After the Spin-Off and execution of the Management Agreement, the Company and Resolute Holdings are under common control by Tungsten. Below is a summary of the significant agreements executed in connection with the Spin-Off.
Management Agreement

Resolute Holdings entered into the Management Agreement with Holdings pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of Holdings and its controlled affiliates. Pursuant to the Management Agreement, Holdings will pay Resolute Holdings a quarterly management fee (the “Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended, as defined in the Management Agreement. Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings and is reflected as part of the Company's earnings in equity method investment.

The Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. Holdings has not paid any Management Fees to date, and Resolute Holdings expects that Holdings will commence paying the Management Fee in the second quarter of the fiscal year ending December 31, 2025, pro rata for the first quarter of the 2025 fiscal year. The Management Fee for the period from the Spin-Off to March 31, 2025 was $1,129 and was paid by Holdings subsequent to March 31, 2025.

Tax Agreement

Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement (the “Tax Sharing Agreement”) with the Company that governs the respective rights, responsibilities, and obligations of the Company and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with the Company (the “Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of the Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and the Company, (iii) requires compensation to be paid by the Company to Resolute Holdings to the extent the Company uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to the Company and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)
Combined Returns, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to the Combined Returns.

Letter Agreement

Resolute Holdings entered into a Letter Agreement (the “Letter Agreement”) with the Company pursuant to which the Company will (i) delegate by resolution of the Company's board of directors the authority to Resolute Holdings to approve issuances of the Company's equity for mergers, acquisitions and equity awards, (ii) issue the Company's equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as a tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the Management Agreement. The Letter Agreement is coterminous with the Management Agreement.

Consulting Agreements
On February 28, 2025, upon the completion of the Spin-Off and the transfer of his employment to Resolute Holdings, we entered into a consulting agreement with David M. Cote, under which Mr. Cote will be eligible to receive grants of restricted stock units or other equity incentive awards as determined by the Company and will remain eligible to vest in equity incentive awards previously granted by CompoSecure, in exchange for his provision of certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by the Company. We also entered into a similar agreement with Mr. Knott.

Board Adviser Agreement

On February 28, 2025 and upon the completion of the Spin-Off, Roger Fradin resigned from the Company's board of directors for personal reasons and not as a result of any disagreement with management or any matter relating to the Company’s operations, policies or practices. In connection with Mr. Fradin’s resignation, the Company entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the Company's board of directors in exchange for which Fradin Consulting will receive an annual cash retainer fee of $50, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of the Company's common stock with a fair market value, as defined in the Third Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, of $150.

Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, Holdings. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement and stock exchange listing fees. The Company anticipates that its operations will continue to be funded by Holdings.

17. SUBSEQUENT EVENT

There are no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Overview

The Company, together with its wholly owned subsidiary, CompoSecure Holdings, L.L.C. ("Holdings") and its operating subsidiaries, creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

Recent Developments

On September 27, 2024, Resolute Holdings Management, Inc. ("Resolute Holdings") was created as a wholly owned subsidiary of to Holdings. On February 28, 2025, the Company completed the previously-announced spin-off (the "Spin-Off") of Resolute Holdings. In connection with the Spin-Off, Holdings entered into a management agreement (the "Management Agreement") pursuant to which Resolute Holdings provides management and other related services to Holdings in exchange for payment of quarterly management fees based on 2.5% of trailing twelve-month adjusted EBITDA. The Spin-Off of Resolute Holdings from the Company was achieved through the distribution of all outstanding shares of common stock, par value $0.0001 per share, of Resolute Holdings (the "Resolute Holdings Common Stock"), on a pro rata basis, to holders of record of the Company’s Class A Common Stock, par value $0.0001 per share (the “CompoSecure Common Stock”). Each holder of record of CompoSecure Common Stock received one share of Resolute Holdings Common Stock for every twelve shares of CompoSecure Common Stock held on February 20, 2025, the record date for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of CompoSecure Common Stock received cash.

The distribution of shares in connection with the Spin-Off constituted an Extraordinary Dividend as defined in the agreement governing the Company's outstanding warrants (the "warrant agreement"). As a result, the warrant price was decreased from $11.50 per share of CompoSecure Common Stock to $7.97 per share of CompoSecure Common Stock, and the redemption trigger price was decreased from $18.00 per share of CompoSecure Common Stock to $14.47 per share of CompoSecure Common Stock, effective as of February 28, 2025.

By virtue of control of the board of managers of Holdings, the Company historically operated and controlled the business and affairs of Holdings and thus consolidated Holdings. As of February 28, 2025 and subsequent to the Spin-Off and execution of the Management Agreement, control of Holdings transferred to Resolute Holdings and the Company no longer consolidates Holdings. Rather, the Company accounts for the investment in Holdings as an equity method investment.

Economic Conditions - globally and in the digital asset marketplace

U.S. and international markets, and particularly the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including the war in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, sustained inflation, international trade restrictions and tariffs, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, including any retaliatory tariffs that may be imposed by other countries on U.S. exports, as well as uncertainties surrounding domestic and foreign tariffs and any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

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

Key Components of Results of Operations

Overview

The below components of results of operations primarily relate to the operations of Holdings prior to the Spin-Off and when the Company consolidated the operating results of Holdings. Subsequent to the Spin-Off, the Company's operations are limited to non-revenue generating activities such as its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement and the earnout consideration.

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

Earnings in CompoSecure Holdings, L.L.C. Equity Method Investment

Earnings in CompoSecure Holdings, L.L.C. Equity Method Investment consists of the net income of CompoSecure Holdings, L.L.C. attributable to the Company resulting from the Company's equity method investment in CompoSecure Holdings, L.L.C.

Net Income
Net income consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Factors Affecting the Company’s Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Quarterly

Report on Form 10-Q, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Results of Operations
Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024		$ Change	% Change
	(in thousands)
Net sales	$59,824	$104,010		$(44,186)	(42%)
Cost of sales	31,075	48,797		(17,722)	(36%)
Gross profit	28,749	55,213		(26,464)	(48%)
Operating expenses:
Selling, general and administrative expenses	22,705	24,077		(1,372)	(6%)
Income from operations	6,044	31,136		(25,092)	(81%)
Other income (expense), net	27,608	(14,899)		42,507	(285%)
Income before income taxes	33,652	16,237		17,415	107%
Income tax (expense) benefit	(27,004)	836		(27,840)	(3330%)
Net income before earnings in equity method investment	6,648	17,073		(10,425)	(61%)
Earnings in equity method investment	14,844	—		14,844	100%
Net income	21,492	17,073		4,419	26%
Net income attributable to redeemable non-controlling interests	—	13,048	—	(13,048)	(100%)
Net income attributable to CompoSecure, Inc	$21,492	$4,025		$17,467	434%

	Three Months Ended March 31,
	2025	2024
Gross Margin	48%	53%
Operating margin	10%	30%

Net Sales

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$54,480	$92,790	$(38,310)	(41%)
International	5,344	11,220	(5,876)	(52%)
Total	$59,824	$104,010	$(44,186)	(42%)
The Company’s net sales for the three months ended March 31, 2025 decreased by $44.2 million, or 42%, to $59.8 million compared to $104.0 million for the three months ended March 31, 2024. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $44.1 million of net sales from February 28, 2025 to March 31, 2025.

Domestic: The Company’s domestic net sales for the three months ended March 31, 2025 decreased $38.3 million, or 41%, to $54.5 million compared to $92.8 million for the three months ended March 31, 2024. Holdings generated $35.1 million of domestic net sales from February 28, 2025 to March 31, 2025.
International: The Company’s international net sales for the three months ended March 31, 2025 decreased $5.9 million , or 52%, to $5.3 million compared to $11.2 million for the three months ended March 31, 2024. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $9.0 million of international net sales from February 28, 2025 to March 31, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the three months ended March 31, 2025 decreased $26.5 million, or 48%, to $28.7 million compared to $55.2 million for the three months ended March 31, 2024, while the gross profit margin decreased from 53% to 48%. The decrease in gross profit was primarily driven by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings generated $25.8 million of gross profit from February 28, 2025 to March 31, 2025. Gross margin declined as a result of inefficiencies associated with new card constructions.
Operating Expenses
The Company’s operating expenses for the three months ended March 31, 2025 decreased $1.4 million, or 6%, to $22.7 million compared to $24.1 million for the three months ended March 31, 2024. The decrease was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings incurred $10.1 million of operating expenses from February 28, 2025 to March 31, 2025. Additionally, costs associated with employees and professional costs at Resolute Holdings prior to the Spin-Off and costs associated with the Spin-Off offset the decrease in operating expenses related to the deconsolidation and Spin-Off.
Income from Operations and Operating Margin

During the three months ended March 31, 2025, the Company had income from operations of $6.0 million compared to income from operations of $31.1 million for the three months ended March 31, 2024. The Company’s operating margin for the three months ended March 31, 2025 decreased to 10% compared to 30% for the three months ended March 31, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025.
Other Income (Expense), Net
Other income for the three months ended March 31, 2025 was $27.6 million as compared to other expense of $14.9 million for the three months ended March 31, 2024. The change in other income (expense) was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash income of $29.2 million for the three months ended March 31, 2025, compared to an expense of $9.2 million for the three months ended March 31, 2024, as well as a decrease in net interest expense of $4.2 million resulting from the conversion of all Exchangeable Notes into shares of Class A Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. As a result of the deconsolidation, all debt and related interest was removed from the Company's financial position and results of operations.

Earnings in CompoSecure Holdings, L.L.C. Equity Method Investment
Earnings in CompoSecure Holdings, L.L.C. equity method investment consists of $14.8 million of net income of Holdings attributable to the Company. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related Management Agreement. Refer to Note 5 in the consolidated financial statements for the results of our equity method investment.

Income Tax Expense (Benefit)
The Company's income tax expense for the three months ended March 31, 2025 was $27.0 million, compared to an income tax benefit of $0.8 million for the three months ended March 31, 2024. The increase in tax expense was primarily related to the taxable gain on appreciated property resulting from the Spin-Off.

Use of Non-GAAP Financial Measures
This Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA, Adjusted Net Income, and non-GAAP earnings per share are useful to investors in evaluating the Company’s financial performance.

Due to the Spin-Off of Resolute Holdings and the related Management Agreement, and the resulting shift to equity method accounting under GAAP beginning February 28, 2025, CompoSecure is presenting a broader set of non-GAAP measures, including Net Sales and Gross Profit on a consolidated basis, to provide investors with consistent, comparable financial information that better represents the underlying performance of the business across reporting periods.

The Company uses these non-GAAP measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and measure incentive compensation. We believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. We believe EBITDA and Adjusted EBITDA provide valuable insight into operational efficiency independent of capital structure and tax environment; Adjusted Net Income and Adjusted EPS offer investors a clearer view of ongoing profitability by excluding non-recurring and non-operational items. Additionally, the Company’s debt agreements contain covenants based on variations of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

EBITDA, Adjusted EBITDA and non-GAAP earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and non-GAAP earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity. These non-GAAP measures may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$21,492	$17,073
Add:
Depreciation and amortization (3)	2,273	2,221
Income tax expense (benefit)	27,004	(836)
Interest expense, net (1)(3)	2,421	5,746
EBITDA	$53,190	$24,204
Stock-based compensation expense (3)	5,720	4,397
Mark to market adjustments, net (2)	(29,151)	9,153
Spin-Off costs	5,019	—
Adjusted EBITDA	$34,778	$37,754

(1)Includes amortization of deferred financing costs for the three months ended March 31, 2025 and 2024.
(2)Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the three months ended March 31, 2025 and 2024.

(3)The presented adjustments include amounts related to both the Company and its equity method investment in Holdings.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net income to non-GAAP adjusted net income for the periods indicated below to reflect current and deferred income tax expenses. The below presentation does not include a full tax provision. The Company applies a blended tax rate to its income before taxes and to all adjustments. Additionally, the below table includes Class B shares to eliminate the impact of the Company's historical Up-C structure.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Basic:
Net income	$21,492	$17,073
Add (less): Provision (benefit) for income taxes	27,004	(836)
Income before income taxes	48,496	16,237
Add (less): mark-to-market adjustments (1)	(29,151)	9,153
Add: stock-based compensation	5,720	4,397
Add: Spin-Off costs	5,019	—
Adjusted net income before tax	30,084	29,787
Income tax expense (2)	1,672	6,470
Adjusted net income	$28,412	$23,317
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	102,040	80,525
Adjusted net income per share - basic	$0.28	$0.29

Diluted:
Adjusted net income	$28,412	$23,317
Add: Interest on Exchangeable Notes, net of tax	—	1,781
Adjusted net income used in computing net income per share, diluted (5)	$28,412	$25,098
Common shares outstanding used in computing net income per share, diluted:
Warrants (4)	9,878	8,094
Exchangeable Notes (5)	—	13,000
Equity awards	3,533	2,710
Total shares outstanding used in computing net income per share - diluted (5)	115,451	104,329
Adjusted net income per share - diluted	$0.25	$0.24

1) Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability.
2) Reflects current and deferred income tax expenses. For the three months ended March 31, 2024 it was calculated using the Company's blended tax rate as if the Company did not have any non-controlling interest associated with its historical Up-C structure. For the three months ended March 31, 2025, it was calculated by applying the Company's blended tax rate to the presented adjustments and including the Company's provision less tax associated with a taxable gain from the distribution of appreciated property related to the Spin-Off.
3) Assumes both Class A and Class B shares participate in earnings and are outstanding at the end of the period. There were no Class B shares outstanding as of March 31, 2025.
4) Assumes treasury stock method, valuation at assumed fair market value of $14.47 and $18.00 for the three months ended March 31, 2025 and 2024, respectively.
5) The Exchangeable Notes were included through the application of the "if-converted" method. Interest related to the Exchangeable Notes, net of tax was excluded from net income. No Exchangeable Notes were outstanding during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2024.

Recently Adopted Accounting Policies
Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

CompoSecure, Inc's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly owned subsidiary, Holdings. Holdings primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, and stock exchange listing fees.
As of March 31, 2025, the Company had cash and cash equivalents of $9.5 million. As of December 31, 2024, the Company had cash and cash equivalents of $77.5 million and total debt principal outstanding of $197.5 million. The decrease in cash and cash equivalents and debt resulted from the adoption of equity method accounting presentation for Holdings on February 28, 2025 as a result of the Spin-Off and Management Agreement.

The Company believes that Holdings' cash flows from its operations and available cash and cash equivalents at March 31, 2025 of $9.5 million as well as its available $130.0 million under the 2024 Revolver, are sufficient to meet the liquidity needs of Holdings and the Company, including the repayment by Holdings of its outstanding debt, for at least the next 12 months. The Company anticipates that to the extent that Holdings requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of its shares in capital markets. The Company cannot be assured that it or Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of the Company and Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that Holdings will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet the liquidity needs of the Company and Holdings. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company and/or Holdings may incur additional debt to finance such acquisitions.
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the three months ended March 31, 2025 was $3.0 million as compared to cash provided by its operating activities of $33.8 million during the three months ended March 31, 2024. The decrease in cash provided by operating activities of $(30.7) million was primarily attributable to a favorable changes in mark to market fair values of $38.3 million and equity in net income of Holdings of $14.8 million. These decreases were partially offset by an increase in net income of $4.4 million and an increase in working capital of $19.6 million.

Net Cash Used in Investing
Cash used in the Company’s investing activities for the three months ended March 31, 2025 was $60.7 million, primarily related to cash and cash equivalents that were deconsolidated as a result of the Spin-Off, compared to cash used in investing activities for the three months ended March 31, 2024 of $1.6 million.

Net Cash Used in Financing

Cash used in the Company’s financing activities for the three months ended March 31, 2025 was $10.3 million, compared to cash used in the Company's financing activities for the three months ended March 31, 2024 of $18.2 million. Cash used in financing activities for the three months ended March 31, 2025 primarily related to $15.3 million of payments for taxes related to net share settlement of equity awards, offset by proceeds from the exercise of warrants of $4.9 million. Cash used in financing activities for the three months ended March 31, 2024 primarily related to distributions to non-controlling interest holders of $10.2 million, repayment of scheduled principal payments of the 2024 Term Loan of $4.7 million, and payments for taxes related to net share settlement of equity awards of $3.5 million. This was partially offset by proceeds of $0.1 million pursuant to the exercise of equity awards and issuance of shares for ESPP transactions.

Contractual Obligations

A summary of the minimum contractual obligations of the Company and Holdings relating to our material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Financing

Holdings is party to the 2024 Credit Facility with various banks. For more information on the 2024 Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 5, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities of Holdings, Holdings uses variable rate debt to finance its operations. Holdings is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of March 31, 2025, Holdings had $195 million in debt outstanding under the 2024 Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of Holdings debt outstanding as of March 31, 2025, as well as the effect of the Holdings interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of March 31, 2025, Holdings had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate
	($ in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, Holdings receives payments based on the greater of 1-month SOFR rate or a minimum of 1.00%.

Holdings has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. Holdings reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the its financial statements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of May 07, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.

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
•Risks Related to the Tungsten Transaction
◦We are a controlled company following the completion of the Tungsten Transaction, and are subject to the significant influence of Tungsten, which may result in conflicts of interest and limit the governance protections available to other shareholders.
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

The occurrence of adverse market events, such as bankruptcies of prominent digital asset entities (like the FTX bankruptcy), may increase regulatory scrutiny and may prompt new compliance requirements that could adversely affect our ability to develop and offer digital asset-related services and products, such as the Arculus Cold Storage Wallet, or impose significant costs on the Company.

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

While the SEC has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC believes were operating, among other things, as unregistered exchanges, thus far, such cases have not provided any additional clarity in the U.S. with respect to the regulation of digital assets, including questions concerning the very application of the U.S. federal securities laws to digital assets and digital asset-related activities, including in the secondary trading market. Several of such recent SEC enforcement actions have been court cases, and to the extent that courts have rendered opinions concerning any such enforcement actions, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another. In addition, although the SEC recently has agreed to dismiss or otherwise pause several high-profile digital asset-related enforcement actions, in addition to closing certain previously announced investigations, this shift in approach has not resolved uncertainty concerning the application of the U.S. federal securities laws to digital assets and digital asset market participants.

While actions taken by President Trump and certain U.S. federal regulators following Trump's January 2025 inauguration have appeared to signal the beginning of a much more favorable U.S. governmental approach to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including NFTs, decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn regulatory attention in recent years.

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

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant to seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. At present, as a result of litigation concerning the virtual currency mixer known as Tornado Cash, uncertainty exists concerning the ability of OFAC to impose sanctions in the digital asset space, particularly in the case of immutable smart contracts.

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

Further, a particular digital asset’s - or a transaction in a digital asset's - status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if we are unable to properly characterize a digital asset (or transaction in a digital asset) or assess our tax treatment, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

In order to determine whether a particular digital asset is a security (or whether transactions in such digital assets would constitute offers or sales of a security), prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, we rely upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology we have used, and expect to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as “securities,” our business may be subject to additional risk because such digital assets are subject to heightened scrutiny, including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, we may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets (or transactions in such digital assets) are designated as securities, which could hurt sales of our Arculus products and services. Alternatively, we may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and we may be unsuccessful in efforts to establish such a partnership.

In addition, we do not currently intend to effect or otherwise facilitate trading in securities by our Arculus customers through the use of our Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Despite implementing policies and procedures to monitor compliance with relevant laws, with a goal of ensuring that our Arculus activities do not result in us inadvertently acting as an unregistered broker-dealer or investment advisor, we cannot assure that these measures will be completely effective. Should regulators challenge our stance regarding our non-obligations under various securities regulations, this could have a material and adverse impact on our operations. If we are found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, we would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue (or transaction in such digital asset) is determined by the SEC or a judicial ruling to not be a security, or we partner with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register the Company as a securities broker-dealer or investment adviser, any of which we may elect not to do or may not be successful in doing. For any period of time during which we are found to have inadvertently acted as an unregistered broker-dealer or investment adviser, we could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of our Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital assets, where such digital assets or transactions in such digital assets are characterized as securities under the U.S. federal securities laws is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), we may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, we could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on us. While we do not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and we would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause us to discontinue our purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access.

In September 2022, the SEC proposed a rule change concerning the definition of “exchange.” Especially in light of the recent political developments in the U.S., it is not yet clear whether or in what form such proposed rule change may be adopted. While, in a March 2025 speech, SEC Commissioner Mark Uyeda indicated, among other things, that he had asked SEC staff for options on abandoning the aspects of the proposed rule that would apply to digital assets, the fate of such proposed rule remains uncertain. Nevertheless, it remains possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively affect our business, operating results, and financial condition.

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

Our revenue and operations may be materially and adversely affected by tariffs and other restrictions on imported goods that have been, and may continue to be, imposed by the U.S. government.

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, including any retaliatory tariffs that may be imposed by other countries on U.S. exports, as well as uncertainties surrounding domestic and foreign tariffs and any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

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

In connection with the merger with Roman DBDR completed in December 2021 (the "Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to certain TRA Parties of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occurred as a result of (A) the Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that the Company may make under the Tax Receivable Agreement will be substantial.

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

Because Tungsten holds a majority of our Class A Common Stock and accordingly has the ability to control us, including the ability to control any action requiring the general approval of our stockholders, including the election of our Board, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of all or substantially all of our assets, we are a "controlled company" under the Sarbanes-Oxley Act and the Nasdaq listing rules. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation or nominating and corporate governance committee. We currently comply with the requirements for a majority of independent directors; however our Board may from time to time elect to rely on the exemption from such requirement. As a controlled company, we will remain subject to rules of the Sarbanes-Oxley Act and the Nasdaq listing rules that require us to have an audit committee composed entirely of independent directors.

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

At May 1, 2025, Tungsten beneficially owns approximately 50.5% of the shares of our outstanding shares of Class A Common Stock. As a result of this control, Tungsten is able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Tungsten may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Tungsten may in the future own businesses that directly compete with the business of the Company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Repurchases of Equity Securities

On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million (increased to up to $100 million in February 2025) in the aggregate of our outstanding shares of Class A Common Stock or warrants (collectively, the “Securities”). The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of Securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and Indenture for the Exchangeable Notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. There was no repurchase activity during the quarter ended March 31, 2025. As of March 31, 2025, $100.0 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408
Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

2.1
Separation and Distribution Agreement by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. dated as of February 28, 2025 (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.1
Industrial Building Lease Extension Letter, dated January 28, 2025, by and between FR JH 10, LLC and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.2
Management Agreement, dated February 28, 2025, by and between CompoSecure Holdings, L.L.C. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.3
U.S. State and Local Tax Sharing Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.4
Letter Agreement, dated as of February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.5
Waiver Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.6
Board Adviser Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Holdings Management, Inc. and Fradin Consulting LLC (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.7
Amended and Restated Offer Letter, dated February 28, 2025, by and between CompoSecure, L.L.C., Resolute Holdings Management, Inc., and David Cote (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

10.8
Amended and Restated Offer Letter, dated February 28, 2025, by and between CompoSecure, L.L.C., Resolute Holdings Management, Inc., and Thomas Knott (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-39687), filed with the SEC on March 5, 2025).

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

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

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

CompoSecure, Inc.

Date: May 12, 2025	By:	/s/ Jonathan C. Wilk
Name: Jonathan C. Wilk Title: President and Chief Executive Officer (Principal Executive Officer

Date: May 12, 2025	By:	/s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons Title: Chief Financial Officer (Principal Financial and Accounting Officer)