Form 10-Q
period 2025-06-30
CompoSecure, Inc.
filed 2025-08-07
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
1

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
As of August 04, 2025, there were approximately 102,378,638 shares of the registrant's Class A common stock outstanding .

2

3

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
i

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

•Escalating U.S. tariffs or other trade restrictions on imported raw materials, and any retaliatory measures by other countries, could increase our costs which could have a material adverse impact on our margins;

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

ii

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	June 30, 2025	December 31, 2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,808	$77,461
Accounts receivables	—	47,449
Inventories, net	—	44,833
Prepaid expenses and other current assets	1,097	4,159
Total current assets	5,905	173,902

Property and equipment, net	—	23,448
Right-of-use asset - operating leases	—	5,404
Deferred tax asset	266,652	264,815
Derivative asset - interest rate swap	—	2,749
Equity method investment	44,739	—
Deposits and other assets	—	3,600
Total assets	317,296	473,918

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	2,635	11,544
Accrued expenses	14,603	14,682
Bonus payable	—	8,466
Commission payable	—	2,563
Current portion of long-term debt	—	11,250
Current portion of lease liabilities - operating leases	—	2,113
Current portion of earnout consideration liability	20,024	20,533
Current portion of tax receivable agreement liability	14,558	5,171
Total current liabilities	51,820	76,322

Long-term debt, net of deferred financing costs	—	184,389
Warrant liability	137,440	104,231
Lease liabilities - operating leases	—	3,888
Tax receivable agreement liability	234,412	248,534
Total liabilities	423,672	617,364

Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, 0.0001 par value; 1,000,000,000 and 250,000,000 shares were authorized as of June 30, 2025 and December 31, 2024, respectively; 102,357,732 and 100,462,844 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10	10
Class B common stock, $0.0001 par value; — and 75,000,000 shares were authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	213,533	361,379
Accumulated other comprehensive (loss) income	(206)	2,543
Accumulated deficit	(319,713)	(507,378)
Total stockholders' deficit	(106,376)	(143,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,296	$473,918

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$—	$108,567	$59,824	$212,577
Cost of sales	—	52,495	31,075	101,292
Gross profit	—	56,072	28,749	111,285
Operating expenses:
Selling, general and administrative expenses	2,656	24,279	25,361	48,357
(Loss) income from operations	(2,656)	31,793	3,388	62,928

Other income (expense):
Revaluation of warrant liability	(53,436)	5,604	(35,515)	(1,793)
Revaluation of earnout consideration liability	(10,721)	1,928	509	470
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	178	—	(119)
Interest expense	—	(6,426)	(1,688)	(12,954)
Interest income	17	1,110	236	2,219
Amortization of deferred financing costs	—	(332)	(74)	(659)
Total other income (expense), net	(64,140)	2,062	(36,532)	(12,836)
(Loss) income before income taxes	(66,796)	33,855	(33,144)	50,092
Income tax benefit (expense)	1,762	(258)	(25,242)	578
(Loss) income before earnings in equity method investment	(65,034)	33,597	(58,386)	50,670
Earnings in equity method investment	38,909	—	53,753	—
Net (loss) income	$(26,125)	$33,597	$(4,633)	$50,670

Net (loss) income attributable to redeemable non-controlling interests	$—	$22,498	$—	$33,629
Net (loss) income attributable to CompoSecure, Inc.	$(26,125)	$11,099	$(4,633)	$17,041

Net (loss) income per share attributable to CompoSecure, Inc. - basic	$(0.26)	$0.44	$(0.05)	$0.74
Net (loss) income per share attributable to CompoSecure, Inc. - diluted	$(0.26)	$0.32	$(0.05)	$0.49

Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - basic	102,322	25,438	102,181	23,003
Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - diluted	102,322	96,641	102,181	96,438

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(26,125)	$33,597	$(4,633)	$50,670
Other comprehensive loss
Unrealized loss on derivative - interest rate swap (net of tax)	—	(595)	(502)	(143)
Total other comprehensive loss	—	(595)	(502)	(143)
Comprehensive (loss) income	$(26,125)	$33,002	$(5,135)	$50,527

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit	Interest
Balance as of December 31, 2024	100,462,844	$10	—	$—	$361,379	$2,543	$(507,378)	$(143,446)	$—
Exercise of warrants	425,100	—	—	—	7,194	—	—	7,194	—
Stock-based compensation	—	—	—	—	5,720	—	—	5,720	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	121	—	—	121	—
Net income	—	—	—	—	—	—	21,492	21,492	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes.	1,418,449	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	11,459	—	—	—	(15,285)	—	—	(15,285)	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(502)	—	(502)	—
Deemed dividend for issuance of share-based compensation to Resolute Holdings employees	—	—	—	—	(26,020)	—	—	(26,020)	—
Share-based compensation granted to Resolute Holdings employees	—	—	—	—	26,020	—	—	26,020	—
Spin-Off of Resolute Holdings	—	—	—	—	(14,209)	—	3,400	(10,809)	—
Deconsolidation of CompoSecure Holdings, L.L.C.	—	—	—	—	(138,443)	(2,247)	188,898	48,208	—
Balance as of March 31, 2025	102,317,852	$10	—	$—	$206,477	$(206)	$(293,588)	$(87,307)	$—
Exercise of warrants	1,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	137	—	—	137	—
Net loss	—	—	—	—	—	—	(26,125)	(26,125)	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and warrants	38,880	—	—	—	—	—	—	—	—
Adjustment to Spin-Off of Resolute Holdings	—	—	—	—	1,870	—	—	1,870	—
Share-based compensation granted at Holdings	—	—	—	—	5,049	—	—	5,049	—
Balance as of June 30, 2025	102,357,732	$10	—	$—	$213,533	$(206)	$(319,713)	$(106,376)	$—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Deficit	Interest
Balance as of December 31, 2023	19,415,123	2	59,958,422	6	39,466	4,991	(846,825)	(802,360)	596,587
Distributions to non-controlling interests	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	1,183,123	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(3,476)	—	—	(3,476)	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	$2	59,958,422	$6	$40,494	$5,443	$(839,903)	$(793,958)	$596,587
Dividend to Class A shareholders	—	—	—	—	—	—	(8,922)	(8,922)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(31,589)	(31,589)	—
Stock-based compensation	—	—	—	—	5,238	—	—	5,238	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	114	—	—	114	—
Net income	—	—	—	—	—	—	11,099	11,099	22,498
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	1,199,092	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	(5,006)	—	—	(5,006)	—
Class A common stock issued pursuant to Class B common stock exchanges	8,050,000	1	(8,050,000)	(1)	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	(595)	—	(595)	—
Tax receivable agreement liability	—	—	—	—	(4,582)	—	—	(4,582)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	102,596	102,596	(102,596)
Balance as of June 30, 2024	29,847,338	$3	51,908,422	$5	$36,258	$4,848	$(766,719)	$(725,605)	$516,489
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(4,633)	$50,670
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,623	4,601
Stock-based compensation expense	3,987	9,635
Earnings in equity method investment	(53,753)	—
Cash receipts from Holdings	15,933	—
Amortization of deferred financing costs	74	669
Revaluation of earnout consideration liability	(509)	(470)
Revaluation of warrant liability	35,515	1,793
Change in fair value of derivative liability	—	119
Non-cash operating lease expense	405	1,168
Deferred tax benefit	(1,837)	(2,922)
Changes in assets and liabilities:
Accounts receivable	2,063	840
Inventories	(5,195)	(4,974)
Prepaid expenses and other assets	312	1,205
Accounts payable	1,088	4,238
Accrued expenses	11,992	197
Lease liabilities	(369)	(1,213)
Other liabilities	(3,648)	444
Net cash provided by operating activities	3,048	66,000

Cash flows from investing activities
Purchase of property and equipment	—	(3,129)
Holdings cash deconsolidated as a result of the Management Agreement	(50,303)	—
Resolute Holdings cash deconsolidated as a result of the Spin-Off	(10,000)	—
Capitalized software expenditures	(387)	(398)
Net cash used in investing activities	(60,690)	(3,527)

Cash flows from financing activities
Proceeds from employee stock purchase plan and exercise of options	121	221
Payments for taxes related to net share settlement of equity awards	(15,285)	(8,482)
Payment of term loan	—	(9,375)
Payment of tax receivable agreement liability	(4,735)	—
Distributions to non-controlling members	—	(26,167)
Special distribution to non-controlling members	—	(15,573)
Dividend to Class A shareholders	—	(8,922)
Proceeds from the exercise of warrants	4,888	—
Net cash used in financing activities	(15,011)	(68,298)

Net decrease in cash and cash equivalents	(72,653)	(5,825)
Cash and cash equivalents, beginning of period	77,461	41,216
Cash and cash equivalents, end of period	$4,808	$35,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,164	$12,890
Cash paid for income taxes	$11,487	$1,920
Supplemental disclosure of non-cash operating and financing activities:
Operating lease ROU assets exchanged for lease liabilities	$4,224	$—
Derivative asset - interest rate swap	$(502)	$(143)
Non-cash portion of warrant exercise	$(2,306)	$—
Contribution to Holdings for share-based compensation	$6,919	$—
Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Management Agreement	$(98,508)	$—
Resolute Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Spin-Off	$(1,542)	$—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

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

On August 7, 2024, all of the Company's Class B stockholders and affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC, (collectively, "Tungsten"), entered into stock purchase agreements pursuant to which the selling shareholders would exchange their 51,908,422 Class B units, and corresponding Class B shares, for Class A shares (collectively, the "Tungsten Transactions"), eliminating the Company's existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of the Company's Class A Common Stock for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions. Subsequent to the Tungsten Transactions, the Company no longer has Class B shares outstanding nor the associated non-controlling interest. The Company's tax receivable agreement liability and future payments thereunder increased as the Company realized an increase in the tax basis of the assets of Holdings resulting from the exchange of the equity in Holdings by unitholders in connection with the Tungsten Transactions.
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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of CompoSecure Common Stock received cash.
The distribution of shares in connection with the Spin-Off constituted an extraordinary dividend as defined in the warrant agreement related to previously issued warrants in connection with a prior transaction. As a result, the warrant price was decreased from $11.50 per share of CompoSecure Common Stock to $7.97 per share of CompoSecure Common Stock, and the redemption trigger price was decreased from $18.00 per share of CompoSecure Common Stock to $14.47 per share of CompoSecure Common Stock, effective as of February 28, 2025.

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

The Company's significant accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("U.S. GAAP") and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes (as defined below), which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, changes in the fair value of warrant liabilities, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An immaterial adjustment has been made to the consolidated statement of cash flows for the six months ended June 30, 2024 to reclassify within cash flows from operating activities the change in other liabilities to non-cash operating lease expense and lease liabilities.

Variable Interest Entities

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

Change to Equity Method Accounting Presentation for Holdings

The Company has a variable interest in Holdings, the Company’s wholly owned operating subsidiary. Holdings is considered a VIE as the Company is the sole holder of Holdings’ equity investment risk but is not able to direct the activities that most significantly impact Holdings’ economic performance. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and resulting from Holdings entering into the Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary, as the Company does not have the power to direct the activities of Holdings that most significantly impact its economic performance. Therefore, the results of operations and cash flows of the Company's wholly-owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report and, instead, are accounted for under the equity method of accounting. Under the equity method of accounting, the financial information of Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment. The carrying value of the Company's investment in Holdings is reported in the Company’s consolidated balance sheets as equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of Holdings and is also decreased by the Company’s share of dividends declared by Holdings from time to time (if any). The Company's investment in Holdings is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over Holdings, but as a result of the Management Agreement, does not have control over Holdings. No gain or loss was recognized upon conversion of Holdings as an equity method investment because Resolute Holdings and the Company are both under common control.

If the Company’s carrying value in Holdings is reduced to zero, losses would not be recorded in the Company’s consolidated financial statements unless the Company guarantees obligations of Holdings or has

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
committed additional funding. If Holdings subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company has elected to classify distributions received from Holdings using the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of June 30, 2025 or December 31, 2024.

The Company invoices its customers at the time when control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 90 days of the invoice, a significant financing component is not included within the contracts.

The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring a specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

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

Additionally, the Company has a rebate program with certain customers allowing for a rebate based on achieving a certain level of shipped sales during the calendar year. This rebate is estimated and updated throughout the year and accounted for as a reduction of revenues and the related accounts receivable.

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per common share is computed by dividing net (loss) income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
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
Recent Accounting Pronouncements

On May 12, 2025, the FASB released Accounting Standards Update No. 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which is based on an EITF Issue. ASU 2025-03 revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. For all entities, ASU 2025-03 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01 which revises the effective date of ASU 2024-03 “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements became effective for annual periods beginning after December 15, 2024. For entities other than public business entities ("non-PBEs"), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company adopted this ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280),which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. The Company

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
adopted ASU 2023-07 during the year ended December 31, 2024 and has reflected updates to its segment reporting in the Company's consolidated financial statements for all periods presented.

3.INVENTORIES
Reflecting the change to equity method accounting, the major classes of inventories were as follows:

	June 30, 2025	December 31, 2024
Raw materials	$—	$46,109
Work in process	—	1,024
Finished goods	—	505
Inventory reserve	—	(2,805)
Total	$—	$44,833

4.PROPERTY AND EQUIPMENT
Reflecting the change to equity method accounting, property and equipment consist of the following:

	Useful Life	June 30, 2025	December 31, 2024
Machinery and equipment	5- 10 years	$—	$38,012
Furniture and fixtures	3 - 5 years	—	33
Computer equipment	3 - 5 years	—	46
Leasehold improvements	Shorter of lease term or estimated useful life	—	11,711
Vehicles	5 years	—	88
Software	1- 3 years	—	1,718
Construction in progress		—	2,664
Total gross property and equipment		—	54,272
Less: Accumulated depreciation and amortization		—	(30,824)
Property and equipment, net		$—	$23,448

5. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in the equity method investment in Holdings was 100% and had a carrying value of $44,739 as of June 30, 2025. Prior to the execution of the Management Agreement and the Company's deconsolidation of Holdings on February 28, 2025, Holdings had net liabilities of $48,208, primarily arising from advances made by Holdings to the Company. Holdings waived the collection of these advances, effectively treating them as distributions to the Company as its sole member prior to the date of deconsolidation, which resulted in an initial carrying value of $0 with respect to the Company's equity method investment in Holdings. See discussion of liquidity in Note 16 for the treatment of distributions from Holdings to the Company,
The following table provides a reconciliation of the equity method investment in Holdings:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

Recognition of equity method investment in CompoSecure Holdings, L.L.C., subsequent to the Spin-Off	$—
Earnings in equity method investment	14,844
Share-based compensation granted at Holdings	1,870
Equity method investment in CompoSecure Holdings, L.L.C. at March 31, 2025	$16,714
Earnings in equity method investment	38,909
Share-based compensation granted at Holdings	5,049
Distribution to CompoSecure, Inc.	(15,933)
Equity method investment in Holdings at June 30, 2025	$44,739

The financial position of Holdings is summarized in the following table:

June 30, 2025
Current assets	$208,300
Noncurrent assets	35,132
Total assets	$243,432

Current liabilities	$64,582
Noncurrent liabilities	184,254
Total liabilities	248,836
Total members' deficit	(5,404)
Total liabilities and members' deficit	$243,432
The results of operations of Holdings subsequent to the Spin-Off and deconsolidation are summarized in the following table:

	Three Months Ended June 30, 2025	Period from February 28, 2025 through June 30, 2025
Net sales	$119,592	$163,657
Cost of sales	50,792	69,058
Gross profit	68,800	94,599
Operating expenses:
Selling, general and administrative expenses	27,782	37,859
Income from operations	41,018	56,740

Other income (expense):
Interest expense	(3,372)	(5,067)
Interest income	1,428	2,303
Amortization of deferred financing costs	(165)	(223)
Total other expense, net	(2,109)	(2,987)
Income before income taxes	38,909	53,753
Income tax expense	—	—
Net income	$38,909	$53,753

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

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

For the three and six months ended June 30, 2024 the Company recognized $2,398 and $4,794 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. The Company did not recognize any interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2025 as all of the Exchangeable Notes were exchanged as of December 31, 2024.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

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

On August 7, 2024, Holdings entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) and the lenders party thereto to refinance the 2021 Credit Facility. The 2024 Credit Facility amended and restated the 2021 Credit Facility in its entirety. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 comprised of a term loan of $200,000 (the “2024 Term Loan”) and a revolving credit facility of $130,000 (the “2024 Revolver”). Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, Holdings wrote-off approximately $148 in unamortized debt issuance costs related to the lenders who did not participate in the 2024 Credit Facility during the year ended December 31, 2024. In connection with the 2024 Credit Facility, the Company pledged its ownership interests in Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Interest on the revolving credit facility and the term loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on Holdings' leverage ratio. As of December 31, 2024, the effective interest rate on the 2024 Revolver and 2024 Term Loan was 6.81% per year.

The Company recognized $0 and $4,361 of interest expense related to the 2024 Revolver and 2024 Term Loan for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $1,688 and $8,820 of interest expense related to the 2024 Revolver and 2024 Term Loan for the six months ended June 30, 2025 and 2024, respectively.

The Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of June 30, 2025 and December 31, 2024, Holdings was in compliance with all financial covenants. The fair value of the Credit Facilities approximate the carrying value for all periods presented.

As of June 30, 2025 and December 31, 2024, there were no balances outstanding on the 2024 Revolver. In the event draws are taken on the 2024 Revolver, Holdings would be the borrower of such funds.

Reflecting the change to equity method accounting, the balances payable under all borrowing facilities are as follows:

	June 30, 2025	December 31, 2024
Term loan balance	$—	$197,500
Less: current portion of term loan (scheduled payments)	—	(11,250)
Less: net deferred financing and discount costs	—	(1,861)
Total long term debt	$—	$184,389

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
7. EQUITY STRUCTURE
Shares Authorized

In May 2025, the Company filed a Third Amended and Restated Certificate of Incorporation in the State of Delaware to (ii) increase the authorized number of shares of the Company’s Class A Common Stock from 250,000,000 shares to 1,000,000,000 shares, and (ii) eliminate obsolete provisions, including those related to the Company’s now-eliminated dual-class structure.

As of June 30, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as Class A Common Stock, no shares designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of June 30, 2025, there were 102,357,732 shares of Class A Common Stock issued and outstanding, no shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock

During the quarter ended June 30, 2025, the Company issued 38,880 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs") . The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

During the six months ended June 30, 2025, the Company issued 1,468,788 new shares of Class A Common Stock pursuant primarily to the vesting of certain RSUs, exercises of stock options, and employee stock purchase plan ("ESPP") transactions. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

Warrants

As of June 30, 2025 and December 31, 2024, the Company had 21,989,079 and 22,415,179 warrants outstanding, respectively. Until the expiration date of December 27, 2026, each warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment. The exercise price of the warrants was adjusted to $7.97 as the result of the spin-off of Resolute Holdings. See Note 1 for additional discussion of the Spin-Off. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. The Company has the ability to redeem the warrants at any time prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A Common Stock in the event the shares of our Class A Common Stock are not traded on any specific trading day) of the Class A Common Stock equals or exceeds $14.47 per share (as adjusted effective February 28, 2025) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which the Company sends notice of such redemption to the holders of warrants. If the Company calls the warrants for redemption, its board of directors will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” On and after the redemption date, the holders of warrants will have no further rights except to receive the redemption price for the warrants upon surrender of such warrant. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption.

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
($ amounts in thousands, except share data)
equity ("ASC 480"). Income tax benefits or provisions were applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest was pass-through income.

As of June 30, 2025 and December 31, 2024, the Company did not have a non-controlling interest as a result of the exchange of all Class B shares for Class A shares in connection with the Tungsten Transactions. The non-controlling interest was historically adjusted to redemption value at each balance sheet date and in accordance with ASC 480-10. This measurement adjustment resulted in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings.

8. EQUITY COMPENSATION
The following table summarizes stock-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock unit expense	$137	$4,349	$3,059	$8,542
Performance stock unit expense	—	853	496	1,026
Stock option expense	—	—	432	3
Employee stock purchase plan	—	36	—	64
Total stock-based compensation expense	$137	$5,238	$3,987	$9,635
Employees of Holdings and Resolute Holdings were granted equity awards from the Company's plan. Prior to the Spin-Off and execution of the Management Agreement, the expense related to these awards was recognized as expense by the Company. Subsequent to the Spin-Off and execution of the Management Agreement, the expense related to the awards is presented as an expense at Holdings and Resolute Holdings as they are deemed to derive the benefits associated with the related expense. The increase in the Company's additional paid-in capital arising from equity awards expensed at Holdings amounted to $5,049 and $0 during the three months ended June 30, 2025 and 2024, respectively and $6,919 and $0 during the six months ended June 30, 2025 and 2024, respectively.
Equity awards to Resolute Holdings employees that were made prior to the Spin-Off were reflected as a dividend of $20,020 at the time of the Spin-Off. Subsequent to the Spin-Off, 449,775 RSUs were granted to an affiliate of Resolute. The awards had a grant date fair value of $13.34. As the awards were granted from the Company's plan, the related share information is reflected in this footnote. The awards were treated as a dividend of $6,000.

As a result of the Spin-Off, outstanding, PSUs, RSUs and stock options were adjusted as required by the Company's equity plan. These equity awards were adjusted to maintain equal value for award holders immediately prior to and subsequent to the Spin-Off. As the awards were considered to be an equitable adjustment, no incremental compensation cost was recognized. The incremental shares related to the Spin-Off are reflected in the below tables.
A summary of RSUs, PSUs and stock option activity under the Company's CompoSecure, Inc. 2021 Incentive Equity Plan during the six months ended June 30, 2025 is presented below:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Restricted Stock Unit Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	6,216,661	$7.67
Granted	1,332,345	14.60
Incremental Spin-Off Grants	783,008	13.34
Vested	(2,419,514)	6.71
Forfeited	(89,706)	6.53
Nonvested at June 30, 2025	5,822,794	$10.44

There is no unrecognized compensation expense for RSUs as of June 30, 2025. Of the nonvested RSUs outstanding at June 30, 2025, 1,270,610 were for Resolute employees and 4,552,184 were for Holdings employees.

Performance and Market Based Stock Units Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	1,755,531	$6.48
Incremental Spin-Off Grants	297,783	13.34
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2025	2,053,314	$8.13

There is no unrecognized compensation expense for PSUs as of June 30, 2025. All of the nonvested PSUs outstanding at June 30, 2025 were for employees of Holdings.

Stock Options

The following table sets forth the options activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	2,275,671	$12.39	8.8	$6,698
Granted	168,592	11.82	9.9	383
Incremental Spin-Off Grants	377,524	10.79	8.8	348
Exercised	(50,000)	2.41	2.0	423
Outstanding at June 30, 2025	2,771,787	$12.32	9.8	$10,231
Vested and expected to vest at June 30, 2025	2,771,787	$12.32	9.8	$10,231
Exercisable at June 30, 2025	362,746	$4.26	4.3	$3,568

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Unrecognized compensation expense for options was $2,606 as of June 30, 2025 and is expected to be recognized over a remaining term of 3.3 years. Of the vested and expected to vest options outstanding at June 30, 2025, 1,958,040 were related to Resolute employees and 362,746 were related to Holdings employees.

Earnout Consideration
Certain of the equity holders of Holdings (including certain employees) have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds and require half of the shares to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The earnouts under the first phase were achieved on December 13, 2024. The second phase has not yet been achieved and expires in December 2025. The second phase of the Earnouts will be earned if shares of the Company's Class A Common Stock trade at a price that is equal to or greater than $17.10 per share (lowered from $20.00 per share as a result of the Spin-Off) on each of 20 trading days within any 30 consecutive trading day period ending on December 30, 2025.

A total of 657,160 shares, or 328,580 shares for each phase, were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation. The following is a summary of the earnout activity for employees for the six months ended June 30, 2025:

Number of Shares
Outstanding at January 1, 2025	328,580
Spin-Off Adjustment	55,737
Vested	—
Nonvested at June 30, 2025	384,317

9. RETIREMENT PLAN
Defined Contribution Plan
The Company has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and have completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employee contributions. Retirement plan expense for the three months ended June 30, 2025 and 2024 was $0 and $461, respectively. Retirement plan expense for the six months ended June 30, 2025 and 2024 was $563, and $1,052, respectively. On January 1, 2025, the Company began matching 100% of the first 3% and then 50% of the next 2% of employee contributions.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Warrants	$137,440	$—	$—	$137,440
Earnout consideration	—	—	20,024	20,024
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Warrants	$104,231	$—	$—	$104,231
Earnout consideration	—	—	20,533	20,533

Derivative asset - interest rate swap
Holdings is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, Holdings entered into an interest rate swap agreement on January 5, 2022. See Note 6.

Warrant Liability

As a result of the Business Combination, the Company had assumed a warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were remeasured at June 30, 2025 with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2024	$104,231
Revaluation of warrant liability	35,515
Settlement of exercise of warrants	$(2,306)
Estimated fair value at June 30, 2025	$137,440

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2024	$20,533
Revaluation of earnout consideration liability	(509)
Estimated fair value at June 30, 2025	$20,024

The following assumptions were used to determine the fair value of the earnout consideration liabilities as of June 30, 2025:

Valuation date share price	$14.09
Risk-free interest rate	4.29%
Expected volatility	42.5%
Expected dividends	0%
Expected term (years)	0.49 years

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

11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company and its wholly-owned subsidiary, Holdings, is headquartered in and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by country
Domestic	$—	$85,184	$54,480	$177,974
International	—	23,383	5,344	34,603
Total	$—	$108,567	$59,824	$212,577

The Company’s principal direct customers as of June 30, 2025 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Four customers individually accounted for more than 10% of the Company’s revenue, or 70.0% of total revenue, for the six months ended June 30, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 69.2% of total revenue, for the six months ended June 30, 2024. Four customers individually accounted for 10% of total accounts receivable, or approximately 61%, as of December 31, 2024.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 31% of total purchases, for the six months ended June 30, 2025. Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 38% of total purchases, for the six months ended June 30, 2024.

12. INCOME TAXES

The Company recorded income tax benefit of $1,762 for the three months ended June 30, 2025 and income tax provision of $258 for the three months ended June 30, 2024. The Company recorded income tax provision of $25,242 for the six months ended June 30, 2025 and income tax benefit of $578 for the six months ended June 30, 2024.

Federal, state and local income tax returns for years prior to 2020 are no longer subject to examination by tax authorities. During the year 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s estimated annual effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's estimated annual effective tax rate, before any discrete items, was 32.4% for the six months ended June 30, 2025. The impact of discrete items was 67.0% for the six months ended June 30, 2025. The Company's interim effective tax rate for June 30, 2024, was (1.2)%.

The Company’s overall effective tax rate was affected by the elimination of the Up-C structure discussed in Note 1, which resulted in the Company owning 100% of Holdings. At June 30, 2025 and December 31, 2024, the Company had $14,636 and $444 of income taxes payable, respectively. Income taxes payable are a component of accrued expenses in the consolidated balance sheet.

The Spin-Off resulted in a taxable gain to the Company related to the distribution of appreciated property which resulted in an increase in income tax expense.

13. NET (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share has been computed by dividing net (loss) income attributable to Class A common shareholders by the weighted average number of shares of common stock outstanding for the same period. Diluted net (loss) income per share of Class A Common Stock was computed by dividing net (loss) income available to CompoSecure, Inc. by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the computation of net (loss) income used to compute basic net income per share of Class A Common Stock for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted:
Net (loss) income	$(26,125)	$33,597	$(4,633)	$50,670
Less: Net (loss) income attributable to non-controlling interest	—	(22,498)	—	(33,629)
Net (loss) income attributable to Class A Common shareholders	$(26,125)	$11,099	$(4,633)	$17,041
Plus: adjustment due to net effect of equity awards, warrant revaluation, Exchangeable Notes and Class B units to net income	—	19,392	—	29,886
Net (loss) income attributable to Class A Common shareholders after adjustment	$(26,125)	$30,491	$(4,633)	$46,927

Weighted average common shares outstanding used in computing net (loss) income per share - basic	102,321,754	25,438,469	102,181,462	23,002,720
Plus: net effect of dilutive equity awards, Exchangeable Notes and Class B units	—	71,202,223	—	73,435,361
Weighted average common shares outstanding used in computing net (loss) income per share - diluted	102,321,754	96,640,692	102,181,462	96,438,081

Net (loss) income per share—basic	$(0.26)	$0.44	$(0.05)	$0.74
Net (loss) income per share—diluted	$(0.26)	$0.32	$(0.05)	$0.49

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

The following securities were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Warrants	21,989,079	22,415,400	21,989,079	22,415,400
Earnout consideration shares	4,386,097	7,500,000	4,386,097	7,500,000
Equity awards	3,283,566	1,584,706	1,936,232	2,847,382

14. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The Company is obligated to make payments under the tax receivable agreement to the TRA Holders. Although the actual timing and amount of any payments that may be made under the agreement will vary, the Company expects the cash obligation required will be significant. Any payments made under the tax receivable

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
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

The Company made a $4,735 payment related to the tax receivable agreement liability during the three and six months ended June 30, 2025. Pursuant to the Holdings agreement, the Company makes pro rata tax distributions to the holders of interests in Holdings (i.e. non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. As a result of the Tungsten Transaction, the Company became the sole member of Holdings, eliminating the requirement for further tax distributions to members other than the Company. For the three months ended June 30, 2024, Holdings distributed a total of $22,961 of tax distributions to its members, of which $6,945 was paid to the Company, resulting in a net tax distribution to all other members of $16,016. For the six months ended June 30, 2024, Holdings distributed a total of $36,383 of tax distributions to its members, of which $10,216 was paid to the Company, resulting in a net tax distribution to all other members of $26,167.

In connection with the special distribution, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

As of June 30, 2025, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2025 (excluding the six months ended June 30, 2025)	$436
2026	14,122
2027	14,283
2028	14,516
2029	14,762
Later years	190,851
Total Payments	$248,970
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

15. SEGMENT REPORTING
Subsequent to the Spin-Off, the Company has one operating segment and one reportable segment, the equity method investment in Holdings. This is a change from the presentation as of and for the year ended December 31, 2024, where the Company had two operating segments and two reportable segments: Payment Card and Arculus and Corporate. As reported below, for the three and six months ended June 30, 2025 consisted of the Company's corporate entity that was concluded to not be an operating segment as the entity's operations do not

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
generate revenues and are limited to fair value adjustments related to warrant liability and earnout liability. For the three and six months ended June 30, 2024, the Company's reportable segment was represented by the consolidated balance sheet and the consolidated statement of operations.

The chief operating decision maker ("CODM") is the Chief Executive Officer of the Company. The CODM evaluates the performance of the equity method investment in Holdings primarily based on net sales, gross profit and net (loss) income and does not review discrete financial information at a level lower than consolidated Holdings. The Company does not have any intra-entity sales.

	Three Months Ended June 30, 2025
	Corporate	Equity Method Investment in CompoSecure Holdings, LLC	Elimination of Unconsolidated Affiliate	Consolidated Total of CompoSecure, Inc.

Net sales	$—	$119,592	$(119,592)	$—
Cost of sales	—	50,792	(50,792)	—
Gross profit	—	68,800	(68,800)	—

Selling, general and administrative expenses	2,656	27,782	(27,782)	2,656
(Loss) income from operations	(2,656)	41,018	(41,018)	(2,656)

Other income (expense):
Change in fair value of earnout consideration liability	(10,721)	—	—	(10,721)
Revaluation of warrant liability	(53,436)	—	—	(53,436)
Interest expense	—	(3,372)	3,372	—
Interest income	17	1,428	(1,428)	17
Amortization of deferred financing costs	—	(165)	165	—
Total other expenses, net	(64,140)	(2,109)	2,109	(64,140)
(Loss) Income before income taxes	(66,796)	38,909	(38,909)	(66,796)
Income tax benefit	1,762	—	—	1,762
Net (loss) income	$(65,034)	$38,909	$(38,909)	$(65,034)
Earnings in CompoSecure Holdings, LLC equity method investment	38,909			38,909
Net loss of CompoSecure, Inc.	$(26,125)			$(26,125)

Capital expenditures related to segment assets	$—	$1,255	$(1,255)	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

	Six Months Ended June 30, 2025
	Corporate	Equity Method Investment in CompoSecure Holdings, LLC	Elimination of Unconsolidated Affiliate	Consolidated Total of CompoSecure, Inc.

Net sales	$59,824	$163,657	$(163,657)	$59,824
Cost of Sales	31,075	69,058	(69,058)	31,075
Gross Profit	28,749	94,599	(94,599)	28,749

Selling, General and administrative expenses	25,361	37,859	(37,859)	25,361
Income from operations	3,388	56,740	(56,740)	3,388

Other income (expense):
Change in fair value of earnout consideration liability	509	—	—	509
Revaluation of warrant liability	(35,515)	—	—	(35,515)
Change in fair value of derivative liability	—	—	—	—
Interest expense	(1,688)	(5,067)	5,067	(1,688)
Interest income	236	2,303	(2,303)	236
Amortization of deferred financing costs	(74)	(223)	223	(74)
Total other expenses, net	(36,532)	(2,987)	2,987	(36,532)
(Loss) income before income taxes	(33,144)	53,753	(53,753)	(33,144)
Income tax expense	(25,242)	—	—	(25,242)
Net (loss) income	$(58,386)	$53,753	$(53,753)	$(58,386)
Earnings in CompoSecure Holdings, LLC equity method investment	53,753			53,753
Net loss of CompoSecure, Inc.	$(4,633)			$(4,633)

Total assets	$317,296	243,432	(243,432)	$317,296
Total liabilities	$(423,672)	(248,836)	248,836	$(423,672)
Capital expenditures related to segment assets	$387	2,411	(2,411)	$387

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
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
Management Agreement

Pursuant to the CompoSecure Management Agreement, Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Holdings’ last twelve months' Adjusted EBITDA, as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) CompoSecure’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Management Agreement). Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings.

The Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The Management Fee for the three months ended June 30, 2025 was $3,419 and for the period from the date of the Spin-Off to June 30, 2025 was $4,548. Management Fees of $4,548 were paid by Holdings through August 7, 2025. Holdings incurred $134.4 of reimbursable expenses to Resolute Holdings.

Tax Agreement

Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement (the “Tax Sharing Agreement”) with the Company that governs the respective rights, responsibilities, and obligations of the Company and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with the Company (the “Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of the Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and the Company, (iii) requires compensation to be paid by the Company to Resolute Holdings to the extent the Company uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to the Company and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to the Combined Returns, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to the Combined Returns.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

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

Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, Holdings. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement and stock exchange listing fees. The Company anticipates that its operations will continue to be funded by Holdings. Funds transferred from Holdings to the Company will be treated as distributions to the Company.

17. SUBSEQUENT EVENT

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
On July 4, 2025, the One Big, Beautiful Bill Act (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the potential effects of the new legislation on our tax positions and financial reporting. Any resulting changes will be reflected in the Company's financial statements for the period in which the law was enacted
.

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

Recent Developments

On September 27, 2024, Resolute Holdings Management, Inc. ("Resolute Holdings") was created as a wholly owned subsidiary of Holdings. On February 28, 2025, the Company completed the previously-announced spin-off (the "Spin-Off") of Resolute Holdings. In connection with the Spin-Off, Holdings entered into a management agreement (the "Management Agreement") pursuant to which Resolute Holdings provides management and other related services to Holdings in exchange for payment of quarterly management fees based on 2.5% of Holdings last twelve-months' Adjusted EBITDA as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) CompoSecure’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings. The Spin-Off of Resolute Holdings from the Company was achieved through the distribution of all outstanding shares of common stock, par value $0.0001 per share, of Resolute Holdings (the "Resolute Holdings Common Stock"), on a pro rata basis, to holders of record of the Company’s Class A Common Stock, par value $0.0001 per share (the “CompoSecure Common Stock”). Each holder of record of CompoSecure Common Stock received one share of Resolute Holdings Common Stock for every twelve shares of CompoSecure Common Stock held on February 20, 2025, the record date for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of CompoSecure Common Stock received cash.

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

In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the U.S.. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, including any retaliatory tariffs that may be imposed by other countries on U.S. exports, as well as uncertainties surrounding domestic and foreign tariffs and any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the U.S. and similarly situated companies could negatively impact our business, financial condition and results of operations.

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
(Loss) Income from Operations and Operating Margin
Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.
Other (Expense) Income, net
Other expense primarily consists of changes in fair value of warrant liability, earnout consideration liability and interest expense, net of any interest income.

Earnings in Holdings Equity Method Investment

Earnings in Holdings Equity Method Investment consists of the net income of Holdings attributable to the Company resulting from the Company's equity method investment in Holdings.

Net (loss) Income
Net (loss) income consists of the Company’s (loss) income from operations, less other expenses and income tax provision or benefit.

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

Results of Operations
Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024

Reflecting the change to equity method accounting, the following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024		$ Change	% Change
	(in thousands)
Net sales	$—	$108,567		$(108,567)	(100%)
Cost of sales	—	52,495		(52,495)	(100%)
Gross profit	—	56,072		(56,072)	(100%)
Operating expenses:
Selling, general and administrative expenses	2,656	24,279		(21,623)	(89%)
(Loss) income from operations	(2,656)	31,793		(34,449)	(108%)
Other (expense) income, net	(64,140)	2,062		(66,202)	(3211%)
(Loss) income before income taxes	(66,796)	33,855		(100,651)	(297%)
Income tax benefit (expense)	1,762	(258)		2,020	(783%)
(Loss) income before earnings in equity method investment	(65,034)	33,597		(98,631)	(294%)
Earnings in equity method investment	38,909	—		38,909	100%
Net (loss) income	(26,125)	33,597		(59,722)	(178%)
Net income attributable to redeemable non-controlling interests	—	22,498	—	(22,498)	(100%)
Net (loss) income attributable to CompoSecure, Inc	$(26,125)	$11,099		$(37,224)	(335%)

	Three Months Ended June 30,
	2025	2024
Gross Margin	—%	52%
Operating margin	—%	29%

Net Sales

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$—	$85,184	$(85,184)	(100%)
International	—	23,383	(23,383)	(100%)
Total	$—	$108,567	$(108,567)	(100%)
The Company’s net sales for the three months ended June 30, 2025 decreased by $108.6 million, or 100%, to $0. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $119.6 million of net sales for the three months ended June 30, 2025.

Domestic: The Company’s domestic net sales for the three months ended June 30, 2025 decreased $85.2 million, or 100%, to $0. Holdings generated $104.3 million of domestic net sales for the three months ended June 30, 2025.
International: The Company’s international net sales for the three months ended June 30, 2025 decreased $23.4 million , or 100%, to $0. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $15.3 million of international net sales for the three months ended June 30, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the three months ended June 30, 2025 decreased $56.1 million, or 100%, to $0, while the gross profit margin decreased from 52% to 0%. The decrease in gross profit was due to the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings generated $68.8 million of gross profit for the three months ended June 30, 2025.
Operating Expenses
The Company’s operating expenses for the three months ended June 30, 2025 decreased $21.6 million, or 89%, to $2.7 million compared to $24.3 million for the three months ended June 30, 2024. The decrease was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings incurred $27.8 million of operating expenses for the three months ended June 30, 2025.
Income (loss) from Operations and Operating Margin

During the three months ended June 30, 2025, the Company had a loss from operations of $2.7 million compared to income from operations of $31.8 million for the three months ended June 30, 2024. The Company’s operating margin for the three months ended June 30, 2025 decreased to 0% compared to 29% for the three months ended June 30, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025.
Other Income (Expense), Net
Other expenses for the three months ended June 30, 2025 was $64.1 million as compared to other income of $2.1 million for the three months ended June 30, 2024. The change in other income (expense) was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expense of $64.2 million for the three months ended June 30, 2025, compared to an income of $7.7 million for the three months ended June 30, 2024, as well as a decrease in net interest expense of $5.3 million resulting from the conversion of all Exchangeable Notes into shares of Class A Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. As a result of the deconsolidation, all debt and related interest expense of Holdings was removed from the Company's balance sheet and results of operations.
Earnings in Holdings Equity Method Investment
Earnings in Holdings equity method investment consists of $38.9 million of the net income of Holdings attributable to the Company. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related Management Agreement. Refer to Note 5 in the consolidated financial statements for the operating results of Holdings.
Income Tax Benefit (Expense)
The Company's income tax benefit for the three months ended June 30, 2025 was $1.8 million, compared to an income tax expense of $0.3 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 compared with Six Months Ended June 30, 2024

Reflecting the change to equity method accounting, the following table presents the Company’s results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024		$ Change	% Change
	(in thousands)
Net sales	$59,824	$212,577		$(152,753)	(72%)
Cost of sales	31,075	101,292		(70,217)	(69%)
Gross profit	28,749	111,285		(82,536)	(74%)
Operating expenses:
Selling, general and administrative expenses	25,361	48,357		(22,996)	(48%)
Income from operations	3,388	62,928		(59,540)	(95%)
Other expense, net	(36,532)	(12,836)		(23,696)	185%
(Loss) income from income taxes	(33,144)	50,092		(83,236)	(166%)
Income tax (expense) benefit	(25,242)	578		(25,820)	(4467%)
(Loss) income before earnings in equity method investment	(58,386)	50,670		(109,056)	(215%)
Earnings in equity method investment	53,753	—		53,753	100%
Net (loss) income	(4,633)	50,670		(55,303)	(109%)
Net income attributable to redeemable non-controlling interests	—	33,629	—	(33,629)	(100%)
Net (loss) income attributable to CompoSecure, Inc	$(4,633)	$17,041		$(21,674)	(127%)

	Six Months Ended June 30,
	2025	2024
Gross Margin	48%	52%
Operating margin	6%	30%

Net Sales

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$54,480	$177,974	$(123,494)	(69%)
International	5,344	34,603	(29,259)	(85%)
Total	$59,824	$212,577	$(152,753)	(72%)
The Company’s net sales for the six months ended June 30, 2025 decreased by $152.8 million, or 72%, to $59.8 million compared to $212.6 million for the six months ended June 30, 2024. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $163.7 million of net sales during the period from February 28, 2025 to June 30, 2025.

Domestic: The Company’s domestic net sales for the six months ended June 30, 2025 decreased $123.5 million, or 69%, to $54.5 million compared to $178.0 million for the six months ended June 30, 2024. Holdings generated $139.4 million of domestic net sales during the period from February 28, 2025 to June 30, 2025.
International: The Company’s international net sales for the six months ended June 30, 2025 decreased $29.3 million, or 85%, to $5.3 million compared to $34.6 million for the six months ended June 30, 2024. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $24.3 million of international net sales during the period from February 28, 2025 to June 30, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the six months ended June 30, 2025 decreased $82.5 million, or 74%, to $28.7 million compared to $111.3 million for the six months ended June 30, 2024, while the gross profit margin decreased from 52% to 48%. The decrease in gross profit was primarily driven by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings generated $94.6 million of gross profit during the period from February 28, 2025 to June 30, 2025. Gross margin declined as a result of inefficiencies associated with new card constructions.
Operating Expenses
The Company’s operating expenses for the six months ended June 30, 2025 decreased $23.0 million, or 48%, to $25.4 million compared to $48.4 million for the six months ended June 30, 2024. The decrease was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings incurred $37.9 million of operating expenses during the period from February 28, 2025 to June 30, 2025. Additionally, costs associated with employees and professional costs at Resolute Holdings prior to the Spin-Off and costs associated with the Spin-Off offset the decrease in operating expenses related to the deconsolidation and Spin-Off.
Income from Operations and Operating Margin

During the six months ended June 30, 2025, the Company had income from operations of $3.4 million compared to income from operations of $62.9 million for the six months ended June 30, 2024. The Company’s operating margin for the six months ended June 30, 2025 decreased to 6% compared to 30% for the six months ended June 30, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025.
Other Income (Expense), Net
Other expense for the six months ended June 30, 2025 was $36.5 million as compared to $12.8 million for the six months ended June 30, 2024. The change in other expense was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expense of $35.0 million for the six months ended June 30, 2025, compared to $1.4 million for the six months ended June 30, 2024, as well as a decrease in net interest expense of $9.3 million resulting from the conversion of all Exchangeable Notes into shares of Class A Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. As a result of the deconsolidation, all debt and related interest was removed from the Company's financial position and results of operations.
Earnings in CompoSecure Holdings, L.L.C. Equity Method Investment
Earnings in CompoSecure Holdings, L.L.C. equity method investment consists of $53.8 million of net income of Holdings attributable to the Company. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related Management Agreement. Refer to Note 5 in the consolidated financial statements for the results of our equity method investment.

Income Tax Expense (Benefit)
The Company's income tax expense for the six months ended June 30, 2025 was $25.2 million, compared to an income tax benefit of $0.6 million for the six months ended June 30, 2024. The increase in tax expense was primarily related to the taxable gain on appreciated property resulting from the Spin-Off.

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

The following unaudited table presents the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net (loss) income	$(26,125)	$33,597	$(4,633)	$50,670
Add:
Depreciation and amortization (3)	2,341	2,380	4,614	4,601
Income tax expense (benefit)	(1,762)	258	25,242	(578)
Interest expense, net (1)(3)	2,092	5,648	4,513	11,394
EBITDA	$(23,454)	$41,883	$29,736	$66,087
Stock-based compensation expense (3)	5,186	5,238	10,906	9,635
Mark to market adjustments, net (2)	64,157	(7,710)	35,006	1,442
Secondary offering transaction costs	—	586	—	586
Spin-Off costs	433	—	5,452	—
Adjusted EBITDA	$46,322	$39,997	$81,100	$77,750

(1)Includes amortization of deferred financing costs for the three and six months ended June 30, 2025 and 2024.
(2)Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability for the three and six months ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands) except per share amounts
Basic:
Net (loss) income	$(26,125)	$33,597	$(4,633)	$50,670
Add (less): Provision (benefit) for income taxes	(1,762)	258	25,242	(578)
(Loss) income before income taxes	(27,887)	33,855	20,609	50,092
Add (less): mark-to-market adjustments (1)	64,157	(7,710)	35,006	1,442
Add: stock-based compensation	5,186	5,238	10,906	9,635
Less: Proforma Management fees (2)	—	(3,292)	(2,045)	(6,527)
Add: Secondary offering transaction costs	—	586	—	586
Add: Spin-Off costs	433	—	5,452	—
Adjusted net income before tax	41,889	28,677	69,928	55,228
Income tax expense (3)	13,498	6,229	14,722	11,996
Adjusted net income	$28,391	$22,448	$55,206	$43,232
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (4)	102,322	81,151	102,182	80,838
Adjusted net income per share - basic	$0.28	$0.28	$0.54	$0.53

Diluted:
Adjusted net income	$28,391	$22,448	$55,206	$43,232
Add: Interest on Exchangeable Notes, net of tax (6)	—	1,781	—	3,562
Adjusted net income used in computing net income per share, diluted	$28,391	$24,229	$55,206	$46,794
Common shares outstanding used in computing net income per share, diluted:
Warrants (5)	9,878	8,094	9,878	8,094
Exchangeable Notes (6)	—	13,000	—	13,000
Equity awards	2,694	2,490	3,113	2,600
Total shares outstanding used in computing net income per share - diluted	114,894	104,735	115,173	104,532
Adjusted net income per share - diluted	$0.25	$0.23	$0.48	$0.45

(1) Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability.
(2) Pro forma Management Fees represent Management Fees assuming full Management Fees in all periods presented.
(3) Reflects current and deferred income tax expenses. For the three and six months ended June 30, 2024 it was calculated using the Company's blended tax rate as if the Company did not have any non-controlling interest associated with its historical Up-C structure. For the three months ended June 30, 2025, it was calculated by applying the Company's blended tax rate to the presented adjustments and for the six months ended June 30, 2025 it was calculated by applying the Company's blended tax rate to the presented adjustments and including the Company's provision less tax associated with a taxable gain from the distribution of appreciated property related to the Spin-Off.
(4) Assumes both Class A and Class B shares participate in earnings and are outstanding at the end of the period. There were no Class B shares outstanding as of June 30, 2025.
(5) Assumes treasury stock method, valuation at assumed fair market value of $14.47 and $18.00 for the three and six months ended June 30, 2025 and 2024, respectively.
(6) The Exchangeable Notes were included through the application of the "if-converted" method. Interest related to the Exchangeable Notes, net of tax was excluded from net income. No Exchangeable Notes were outstanding during the three and six months ended June 30, 2025.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2024.

In addition to the accounting policies detailed in the Company's Annual Report on Form 10-K for the year ended
December 31, 2024, as a result of the Spin-Off of Resolute Holdings, which occurred on February 28, 2025, and resulting from Holdings entering into the Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary, as the Company does not have the power to direct the activities of Holdings that most significantly impact its economic performance. Therefore, the results of operations and cash flows of the Company's wholly-owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements and, instead, are accounted for under the equity method of accounting. The accounting policy for the equity method of accounting applied by the Company is disclosed in Note 2 of the Notes to Financial Statements - unaudited in Item 1.

Recently Adopted Accounting Policies
Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

CompoSecure, Inc.'s primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly owned subsidiary, Holdings, which are treated as distributions from Holdings to the Company. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, and stock exchange listing fees. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of June 30, 2025, the Company had cash and cash equivalents of $4.8 million and Holdings had cash and cash equivalents of $91.7 million and total debt principal outstanding of $192.5 million. As of December 31, 2024, the Company, including Holdings, had cash and cash equivalents of $77.5 million and total debt principal outstanding of $197.5 million. The decrease in cash and cash equivalents and debt of the Company resulted from the adoption of equity method accounting presentation for Holdings on February 28, 2025 as a result of the Spin-Off and Management Agreement.

The Company believes that Holdings' cash flows from its operations and available cash and cash equivalents at June 30, 2025 of $91.7 million as well as its available $130.0 million under the 2024 Revolver, are sufficient to meet the liquidity needs of Holdings and the Company, including the repayment by Holdings of its outstanding debt, for at least the next 12 months. The Company anticipates that to the extent that the Company and/or Holdings requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that it or Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of the Company and Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that Holdings will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet the liquidity needs of the Company and Holdings. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company and/or Holdings may incur additional debt to finance such acquisitions.
Net Cash Provided by Operations
Cash provided by the Company’s operating activities for the six months ended June 30, 2025 was $3.0 million as compared to $66.0 million during the six months ended June 30, 2024. The decrease in cash provided by operating activities of $63.0 million was primarily attributable to decreases in net income of $55.3 million, non-cash charges of $10.0 million and equity in net income of Holdings of $53.8 million. These decreases were partially offset by a distribution to CompoSecure of $15.9 million, an increase in working capital of $5.5 million and changes in mark to market fair values of $33.6 million.

Net Cash Used in Investing
Cash used in the Company’s investing activities for the six months ended June 30, 2025 was $60.7 million, primarily related to cash and cash equivalents that were deconsolidated as a result of the Spin-Off, compared to cash used in investing activities for the six months ended June 30, 2024 of $3.5 million.

Net Cash Used in Financing

Cash used in the Company’s financing activities for the six months ended June 30, 2025 was $15.0 million, compared to cash used in the Company's financing activities for the six months ended June 30, 2024 of $68.3 million. Cash used in financing activities for the six months ended June 30, 2025 primarily related to $15.3 million of payments for taxes related to net share settlement of equity awards and payment of TRA liability of $4.7 million and offset by proceeds from the exercise of warrants of $4.9 million. Cash used in financing activities for the six months ended June 30, 2024 primarily related to distributions to non-controlling interest holders of $26.2 million, special distribution to non-controlling interest holders of $15.6 million, repayment of scheduled term loan principal payments of $9.4 million, dividends to holders of the Company's Class A Common Stock of $8.9 million and payments for taxes relating to net settlement of vested RSUs of $8.5 million. These uses were partially offset by proceeds of $0.2 million from the exercise of stock options and issuance of shares for ESPP transactions.

Contractual Obligations

A summary of the minimum contractual obligations of Holdings relating to its material outstanding contractual commitments is included in Notes 7, 8 and 16 of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Holdings long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The Company did not have any material contractual obligations.

Financing

Holdings is party to the 2024 Credit Facility with various banks. For more information on the 2024 Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 5, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities of Holdings, Holdings uses variable rate debt to finance its operations. Holdings is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of June 30, 2025, Holdings had $192.5 million in debt outstanding under the 2024 Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of Holdings debt outstanding as of June 30, 2025, as well as the effect of the Holdings interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $1.9 million on an annual basis.

On January 11, 2022, Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of June 30, 2025, Holdings had the following interest rate swap agreements (in thousands):

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of Aug 04, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.

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
◦Escalating U.S. tariffs or other trade restrictions on the imported raw materials we depend on, and any retaliatory measures by other countries, could drive up our costs and materially harm our revenue, margins and overall results of operations.
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

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the after-effects of the COVID-19 pandemic, the war in Ukraine, the conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, trade policy, including the imposition of and changes in tariffs, counter-tariffs, and other trade restrictions, and supply chain disruptions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results, particularly for our Arculus products and services. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to sustain our revenue growth rate in the future.

We may not continue to achieve sales growth in the future and you should not consider our sales growth in fiscal 2024 or in the current or prior fiscal quarters as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of the overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

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

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which we have no control. Some of the key components used in the manufacture of our products are metals, NFC-enabled chips and EMV chips, which we source from several key suppliers. We obtain our components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of our suppliers and/or development partners could subject us to losses or adversely affect our ability to bring products to market. Additionally, the failure of our suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect our customer service levels and overall business. Any increases in the costs of goods and services for our business, including due to the imposition of or increases in tariffs on countries from which we import necessary materials, may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

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

While the SEC has brought multiple enforcement actions against digital asset projects, such cases generally have not provided additional clarity in the U.S. with respect to the regulation of digital assets, including questions concerning the very application of the U.S. federal securities laws to digital assets and digital asset-related activities, including in the secondary trading market. Several of such recent SEC enforcement actions have been court cases, and to the extent that courts have rendered opinions concerning any such enforcement actions, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another. In addition, although the SEC recently has agreed to dismiss or otherwise pause several high-profile digital asset-related enforcement actions, in addition to closing certain previously announced investigations, withdrawing certain proposed rule changes (including a previously introduced proposed rule change concerning the definition of "exchange") and issuing staff guidance regarding certain digital asset-related guidance, this shift in approach has not resolved all uncertainty concerning the application of the U.S. federal securities laws to digital assets and digital asset market participants.

While actions taken by President Trump and certain U.S. federal regulators following Trump's January 2025 inauguration have appeared to signal a much more favorable U.S. governmental approach (as compared to the immediately prior U.S. presidential administration) to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including NFTs, decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn regulatory attention in recent years.

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

In addition, U.S. federal and state agencies are likely to continue to propose new or otherwise modify existing rules and guidance applicable to digital assets. It is also possible that, in the wake of an apparent shift to fewer digital asset-related enforcement actions by U.S. federal regulators under the Trump Administration, U.S. state regulators and private plaintiffs may continue or increase the number of actions (and/or investigations) initiated by them against digital asset market participants or otherwise in respect of digital assets.

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

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, the U.S. has announced, delayed, re-imposed, and revised a series of broad-based, as well as country-, bloc-, and sector-specific tariffs on goods imported to the United States, as well as other trade policy changes. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including several rounds of significant increase in tariffs on goods imported into the U.S., and has signaled further changes in trade policy which may include more stringent restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, including any retaliatory tariffs that may be imposed by other countries on U.S. exports, as well as uncertainties surrounding domestic and foreign tariffs and any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could also negatively impact our business, financial condition and results of operations.

Our international sales subject us to additional risks that can adversely affect our business, operating results and financial condition.

During each of 2024 and 2023, we derived approximately 18% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

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
•    changes in trade policy, including the imposition of and changes in tariffs and other trade restrictions; and
•    compliance with U.S. and foreign laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

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

Our payment obligations under the Tax Receivable Agreement may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to us. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to 15% per annum (as amended in September 2024)) of all future payments that TRA Parties would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement, as well as sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and our utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). Our ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 90% of our actual cash tax benefits.

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

Risks Related to Indebtedness

Holdings has a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.

Holdings had approximately $197.5 million of indebtedness as of December 31, 2024, consisting of amounts outstanding under its senior secured credit facility. This indebtedness could have important consequences to our investors, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•requiring the dedication of a substantial portion of cash flow from operations to servicing debt, including interest payments and excess cash flow prepayment obligations;

•limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•limiting the ability to borrow additional funds and increasing the cost of any such borrowing.

The interest rates in this credit facility are set based upon stated margins above the lender’s base rate and the SOFR, an interest rate at which banks can borrow funds, which is subject to fluctuation. In addition, the interest rate margin applicable to the term loan and revolving loans can vary by one hundred (100) basis points depending on total leverage ratio. An increase in interest rates would adversely affect our profitability.

Upon the occurrence of an event of default relating to the Holdings' credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.

Under the Holdings' credit facility, upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under the credit agreement to be immediately due and payable and terminate all commitments to lend additional funds. If Holdings is unable to repay those amounts, the lenders under the credit agreement could proceed to foreclose against the collateral that secures that indebtedness. Holdings has granted the lenders a security interest in substantially all of its assets.

The debt outstanding under the Holdings credit facility has a variable rate of interest that is based on the SOFR which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

On February 28, 2023, Holdings amended its credit facility to transition from bearing interest based on London Interbank Offered Rate (“LIBOR”) to SOFR. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under LIBOR. Additionally, the future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.

The Holdings credit facility contains restrictive covenants that may impair its ability to conduct business.

The Holdings credit facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Holdings must comply with a maximum senior secured leverage ratio and a minimum debt service coverage ratio. Among other things, these covenants restrict Holdings’ (and our) ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. Holdings may not be able to maintain compliance with these covenants in the future and, if it fails to do so, it may not be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of its assets. See Note 6 of Notes to Consolidated Financial Statements in this report for additional information.

General Risks Related to Ownership of our Securities

Our only significant asset is our ownership of our subsidiaries’ business. If the business of our subsidiaries is not profitably operated, they may be unable to make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

CompoSecure, Inc. has no direct operations and no significant assets other than the ownership of its subsidiaries, which operate the Company’s business. CompoSecure, Inc. depends on profits generated by its subsidiaries’ business for debt repayment and to generate the funds necessary to meet its other financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in agreements governing the indebtedness of the Company or its subsidiaries, as well as their financial condition and operating requirements, may limit the ability of our subsidiaries to make distributions to the Company.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five years from the consummation of our initial public offering or until such earlier time that we have $1.23 billion or more in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably. We expect to cease to be an "emerging growth company" at the end of 2025.

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

As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do. We expect to cease to be an "emerging growth company" at the end of 2025.

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

Our outstanding Warrants to purchase as of June 30, 2025 an aggregate of 21,989,079 shares of our Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $7.97 per share (as adjusted effective February 28, 2025, subject to further adjustment, and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Under the Sarbanes-Oxley Act of 2022, we are required to provide management’s attestation on internal controls. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally require in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 10, 2025, the fifth anniversary of the consummation of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment. We expect to cease to be an "emerging growth company" at the end of 2025.

Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, detect fraud, or assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities.

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

At June 30, 2025, Tungsten beneficially owned approximately 50.5% of the shares of our outstanding shares of Class A Common Stock. As a result of this control, Tungsten is able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Tungsten may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Tungsten may in the future own businesses that directly compete with the business of the Company.

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
None.

Repurchases of Equity Securities

On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million (increased to up to $100 million in February 2025) in the aggregate of our outstanding shares of Class A Common Stock or warrants (collectively, the “Securities”). The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of Securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and Indenture for the Exchangeable Notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. There was no repurchase activity during the quarter ended June 30, 2025. As of June 30, 2025, $100.0 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, the following officer of the Company entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
•On June 12, 2025, Adam Lowe, Chief Product & Innovation Officer of the Company, entered into a plan covering the potential sale of 55,521 shares of Class A Common Stock. This plan is scheduled to terminate on the earlier of June 30, 2026 or the date all shares subject to the plan have been sold. Transactions under this plan are based upon pre-established stock price thresholds and will only occur upon expiration of the applicable mandatory cooling-off period.
Other than the plan described above, during the quarter ended June 30, 2025, none of the Company's directors or officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits
Exhibit Index

Exhibit No.	Description

3.1
Third Amended and Restated Certificate of Incorporation of CompoSecure, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on May 28, 2025).

10.1+
Amendment No. 1 to the CompoSecure, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex 3 to CompoSecure Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2025).

10.2+
Amendment No. 2 to the CompoSecure, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex 4 to CompoSecure Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2025).

10.3
Amended and Restated Waiver Agreement, dated July 12, 2025, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on July 14, 2025).

10.4*+	Transition and Consulting Agreement by and between CompoSecure, L.L.C. and Tim Fitzsimmons, dated as of June 10, 2025.

10.5+
Fifth Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, adopted July 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on July 14, 2025).

10.6*+	CompoSecure, Inc. Option Conversion Program for Directors.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2025 and June 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and June 30, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and June 30, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and June 30, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

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

CompoSecure, Inc.

Date: August 7, 2025	By:	/s/ Jonathan C. Wilk
Name: Jonathan C. Wilk Title: President and Chief Executive Officer (Principal Executive Officer

Date: August 7, 2025	By:	/s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons Title: Chief Financial Officer (Principal Financial and Accounting Officer)