Form 10-Q
period 2025-09-30
CompoSecure, Inc.
filed 2025-11-03
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(908) 518-0500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	CMPO	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock	CMPOW	The Nasdaq Global Market
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
As of October 30, 2025, there were approximately 125,195,366 shares of the registrant's Class A common stock outstanding .

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

ii

Part I - Financial Statements

Item 1. Financial Statements

COMPOSECURE, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,362	$77,461
Accounts receivable	—	47,449
Inventories, net	—	44,833
Prepaid expenses and other current assets	4,665	4,159
Total current assets	132,027	173,902

Property and equipment, net	—	23,448
Right-of-use asset - operating leases	—	5,404
Deferred tax asset	289,152	264,815
Derivative asset - interest rate swap	—	2,749
Equity method investment	84,296	—
Deposits and other assets	—	3,600
Total assets	505,475	473,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	1,518	11,544
Accrued expenses	40,841	14,682
Bonus payable	—	8,466
Commission payable	—	2,563
Current portion of long-term debt	—	11,250
Current portion of lease liabilities - operating leases	—	2,113
Current portion of earnout consideration liability		20,533
Current portion of tax receivable agreement liability	16,103	5,171
Total current liabilities	58,462	76,322

Long-term debt, net of deferred financing costs	—	184,389
Warrant liability	41,427	104,231
Lease liabilities - operating leases	—	3,888
Tax receivable agreement liability	253,117	248,534
Total liabilities	353,006	617,364

Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000,000,000 and 250,000,000 shares were authorized as of September 30, 2025 and December 31, 2024, respectively; 124,961,235 and 100,462,844 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	10
Treasury shares	(12,247)	—
Additional paid-in-capital	659,319	361,379
Accumulated other comprehensive (loss) income	(206)	2,543
Accumulated deficit	(494,409)	(507,378)
Total stockholders' equity (deficit)	152,469	(143,446)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$505,475	$473,918

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$—	$107,135	$59,824	$319,712
Cost of sales	—	51,727	31,075	153,019
Gross profit	—	55,408	28,749	166,693
Operating expenses:
Selling, general and administrative expenses	9,939	26,316	35,300	74,673
(Loss) income from operations	(9,939)	29,092	(6,551)	92,020

Other (expense) income
Revaluation of warrant liability	(117,267)	(74,418)	(152,782)	(76,211)
Revaluation of earnout consideration liability	(57,610)	(34,530)	(57,101)	(34,060)
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	544	—	425
Interest expense	—	(6,303)	(1,688)	(19,257)
Interest income	287	1,167	523	3,386
Loss on extinguishment of debt	—	(148)	—	(148)
Amortization of deferred financing costs	—	(249)	(74)	(908)
Total other expense, net	(174,590)	(113,937)	(211,122)	(126,773)
Loss before income taxes	(184,529)	(84,845)	(217,673)	(34,753)
Income tax expense	(29,804)	(629)	(55,046)	(51)
Loss before earnings in equity method investment	(214,333)	(85,474)	(272,719)	(34,804)
Earnings in equity method investment	39,637	—	93,390	—
Net loss	$(174,696)	$(85,474)	$(179,329)	$(34,804)

Net loss attributable to redeemable non-controlling interests	$—	$(43,414)	$—	$(18,414)
Net loss attributable to CompoSecure, Inc.	$(174,696)	$(42,060)	$(179,329)	$(16,390)

Net loss per share attributable to CompoSecure, Inc. - basic	$(1.58)	$(1.10)	$(1.70)	$(0.58)
Net loss per share attributable to CompoSecure, Inc. - diluted	$(1.58)	$(1.10)	$(1.70)	$(0.58)

Weighted average shares used to compute net loss per share attributable to Class A common stockholders - basic	110,265	38,212	105,280	28,110
Weighted average shares used to compute net loss per share attributable to Class A common stockholders - diluted	110,265	38,212	105,280	28,110

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(174,696)	$(85,474)	$(179,329)	$(34,804)
Other comprehensive loss
Unrealized loss on derivative - interest rate swap (net of tax)	—	(2,279)	(502)	(2,422)
Total other comprehensive loss	—	(2,279)	(502)	(2,422)
Comprehensive loss	$(174,696)	$(87,753)	$(179,831)	$(37,226)

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount		Capital	Comprehensive Loss	Deficit	Equity (Deficit)	Interest
Balance as of December 31, 2024	100,462,844	$10	—	$—	$—	$361,379	$2,543	$(507,378)	$(143,446)	$—
Exercise of warrants	425,100	—	—	—	—	7,194	—	—	7,194	—
Stock-based compensation	—	—	—	—	—	5,720	—	—	5,720	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	121	—	—	121	—
Net income	—	—	—	—	—	—	—	21,492	21,492	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes.	1,418,449	—	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	11,459	—	—	—	—	(15,285)	—	—	(15,285)	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	—	(502)	—	(502)	—
Deemed dividend for issuance of share-based compensation to Resolute Holdings employees	—	—	—	—	—	(26,020)	—	—	(26,020)	—
Share-based compensation granted to Resolute Holdings employees	—	—	—	—	—	26,020	—	—	26,020	—
Spin-Off of Resolute Holdings	—	—	—	—	—	(14,209)	—	3,400	(10,809)	—
Deconsolidation of CompoSecure Holdings, L.L.C.	—	—	—	—	—	(138,443)	(2,247)	188,898	48,208	—
Balance as of March 31, 2025	102,317,852	$10	—	$—	$—	$206,477	$(206)	$(293,588)	$(87,307)	$—
Exercise of warrants	1,000	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	137	—	—	137	—
Net loss	—	—	—	—	—	—	—	(26,125)	(26,125)	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and warrants	38,880	—	—	—	—	—	—	—	—	—
Adjustment to Spin-Off of Resolute Holdings	—	—	—	—	—	1,870	—	—	1,870	—
Share-based compensation granted at Holdings	—	—	—	—	—	5,049	—	—	5,049	—
Balance as of June 30, 2025	102,357,732	$10	—	$—	$—	$213,533	$(206)	$(319,713)	$(106,376)	$—

The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(in thousands, except share data)

Exercise of warrants	18,752,570	2	—	—	—	362,746	—	—	362,748	—
Stock-based compensation	—	—	—	—	—	236	—	—	236	—
Proceeds from exercise of options	—	—	—	—	—	—	—	—	—	—
Purchase of Treasury shares	(647,782)	—	—	—	(12,247)	—	—	—	(12,247)	—
Net loss	—	—	—	—	—	—	—	(174,696)	(174,696)	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes	253,118	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability	—	—	—	—	—	2,250	—	—	2,250	—
Exercise of Earnouts	4,245,597	—	—	—	—	74,908	—	—	74,908	—
Share-based compensation granted at Holdings	—	—	—	—	—	5,646	—	—	5,646	—
Balance as of September 30, 2025	124,961,235	$12	—	$—	$(12,247)	$659,319	$(206)	$(494,409)	$152,469	$—

	Class A Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount		Capital	Comprehensive Income	Deficit	Equity (Deficit)	Interest
Balance as of December 31, 2023	19,415,123	2	59,958,422	6	—	39,466	4,991	(846,825)	(802,360)	596,587
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10,151)	(10,151)	—
Stock-based compensation	—	—	—	—	—	4,397	—	—	4,397	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	107	—	—	107	—
Net income	—	—	—	—	—	—	—	4,025	4,025	13,048
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	1,183,123	—	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	—	(3,476)	—	—	(3,476)	—
Unrealized gain on derivative - interest rate swap	—	—	—	—	—	—	452	—	452	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	—	13,048	13,048	(13,048)
Balance as of March 31, 2024	20,598,246	$2	59,958,422	$6	$—	$40,494	$5,443	$(839,903)	$(793,958)	$596,587
Dividend to Class A shareholders	—	—	—	—	—	—	—	(8,922)	(8,922)	—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(in thousands, except share data)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(31,589)	(31,589)	—
Stock-based compensation	—	—	—	—	—	5,238	—	—	5,238	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	114	—	—	114	—
Net income	—	—	—	—	—	—	—	11,099	11,099	22,498
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	1,199,092	—	—	—	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	—	(5,006)	—	—	(5,006)	—
Class A common stock issued pursuant to Class B common stock exchanges	8,050,000	1	(8,050,000)	(1)	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	—	(595)	—	(595)	—
Tax receivable agreement liability	—	—	—	—	—	(4,582)	—	—	(4,582)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	—	102,596	102,596	(102,596)
Balance as of June 30, 2024	29,847,338	$3	51,908,422	$5	$—	$36,258	$4,848	$(766,719)	$(725,605)	$516,489
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,696)	(8,696)	—
Stock-based compensation	—	—	—	—	—	5,634	—	—	5,634	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	2,674	—	—	2,674	—
Net loss	—	—	—	—	—	—	—	(42,060)	(42,060)	(43,414)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	921,594	—	—	—	—	—	—	—	—	—
Class A common stock issued pursuant to Class B common stock exchanges	51,908,422	5	(51,908,422)	(5)	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap		—	—	—	—	—	(2,279)	—	(2,279)	—
Tax receivable agreement liability		—	—	—	—	12,248	—	—	12,248	—
Adjustment of redeemable non-controlling interests to redemption value		—	—	—	—	123,542	—	349,533	473,075	(473,075)
Balance as of September 30, 2024	82,677,354	$8	$—	$—	$—	$180,356	$2,569	$(467,942)	$(285,009)	$—
The accompanying notes are an integral part of these financial statements.

COMPOSECURE, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(179,329)	$(34,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,623	6,932
Stock-based compensation expense	4,223	15,269
Earnings in equity method investment	(93,390)	—
Cash receipts from Holdings	21,659	—
Amortization of deferred financing costs	74	958
Loss on extinguishment of debt	—	148
Revaluation of earnout consideration liability	57,101	34,060
Revaluation of warrant liability	152,782	76,211
Change in fair value of derivative liability	—	(425)
Non-cash operating lease expense	405	1,752
Deferred tax benefit	(1,837)	(3,510)
Changes in assets and liabilities:
Accounts receivable	2,063	(3,311)
Inventories	(5,195)	(2,550)
Prepaid expenses and other assets	(3,256)	(115)
Accounts payable	(29)	4,499
Accrued expenses	38,230	1,487
Lease liabilities	(369)	(1,828)
Other liabilities	(3,648)	666
Net cash (used in ) provided by operating activities	(8,893)	95,439

Cash flows from investing activities
Purchase of property and equipment	—	(4,782)
Holdings cash deconsolidated as a result of the Management Agreement	(50,303)	—
Resolute Holdings cash deconsolidated as a result of the Spin-Off	(10,000)	—
Capitalized software expenditures	(387)	(729)
Net cash used in investing activities	(60,690)	(5,511)

Cash flows from financing activities
Proceeds from employee stock purchase plan and exercise of options	121	2,895
Payments for taxes related to net share settlement of equity awards and earnout liability	(18,011)	(8,482)
Payment of term loan	—	(10,333)
Purchase of treasury shares	(12,247)	—
Deferred finance costs related to debt modification	—	(1,889)
Payment of tax receivable agreement liability	(4,735)	(1,303)
Distributions to non-controlling members	—	(34,863)
Special distribution to non-controlling members	—	(15,573)
Dividend to Class A shareholders	—	(8,922)
Proceeds from the exercise of warrants	154,356	—
Net cash provided by (used in) financing activities	119,484	(78,470)

Net increase in cash and cash equivalents	49,901	11,458
Cash and cash equivalents, beginning of period	77,461	41,216
Cash and cash equivalents, end of period	$127,362	$52,674

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,164	$16,987
Cash paid for income taxes	16,770	3,420
Supplemental disclosure of non-cash operating and financing activities:
Operating lease ROU assets exchanged for lease liabilities	$4,224	$—
Derivative asset - interest rate swap	(502)	(2,422)
Non-cash portion of warrant exercise	(215,586)	—
Settlement of earnout phase two	(77,634)	—
The accompanying notes are an integral part of these financial statements.

Contribution to Holdings for share-based compensation	12,565	—
Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Management Agreement	(98,508)	—
Resolute Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Spin-Off	(1,542)	—
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

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market with 25 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

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

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("U.S. GAAP") and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An immaterial adjustment has been made to the consolidated statement of cash flows for the nine months ended September 30, 2024 to reclassify within cash flows from operating activities the change in other liabilities to non-cash operating lease expense and lease liabilities. In addition, $1,303 previously presented on the consolidated statement of cash flows as deferred tax benefits within cash flows from operating activities for the nine months ended September 30, 2024 was reclassified to payments of tax receivable agreement liability within cash flows from financing activities.

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

Change to Equity Method Accounting Presentation for Holdings

The Company has a variable interest in Holdings, the Company’s wholly owned operating subsidiary. Holdings is considered a VIE as the Company is the sole holder of Holdings’ equity investment risk but is not able to direct the activities that most significantly impact Holdings’ economic performance. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and as a result of Holdings entering into the Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary, as the Company does not have the power to direct the activities of Holdings that most significantly impact its economic performance. Therefore, the results of operations and cash flows of the Company's wholly-owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report are instead accounted for under the equity method of accounting. Under the equity method of accounting, the financial information of Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment. The carrying value of the Company's investment in Holdings is reported in the Company’s consolidated balance sheets as equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of Holdings and is also decreased by the Company’s share of dividends declared by Holdings from time to time (if any). The Company's investment in Holdings is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over Holdings, but as a result of the Management Agreement, does not have control over Holdings. No gain or loss was recognized upon conversion of Holdings as an equity method investment because Resolute Holdings and the Company were both under common control at the date of the Spin-Off.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any revenue contract assets or liabilities as of September 30, 2025 or December 31, 2024.

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

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Stock Repurchases

The Company’s stock repurchase program authorizes the Company to repurchase shares in open market and/or private transactions from time to time based on numerous factors, including, but not limited to, share price and other market conditions, the Company’s ongoing capital allocation planning, cash and debt levels, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to shareholders' equity.

See Note 7 – Equity Structure for further information on the repurchase of shares.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Loss per common share is computed by dividing net loss attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A Common Stock but was exclusive of Class B Common Stock (while outstanding) as these shares have no economic or participating rights.

Diluted net loss per share is computed by dividing the net loss allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnouts, exercise and vesting of the equity awards and exchange of the Class B units and Exchangeable Notes ("securities") only if the effect is not anti-dilutive.
Recent Accounting Pronouncements

On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

On September 18, 2025, the FASB released Accounting Standards Update No. 2025-06, Accounting for Internal-Use Software Costs (“ASU 2025-06”), which amends ASC 350-40 to modernize guidance for internal-use software. ASU 2025-06 introduces a principles-based approach to capitalization, replacing outdated stage-based guidance that did not align with modern development practices such as agile and iterative methods. The amendments apply to all entities that develop or acquire internal-use software, including website development costs. The Board issued this update to reduce complexity, improve consistency, and better reflect real-world software development processes. For all entities, ASU 2025-06 will become effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

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

3.INVENTORIES
Reflecting the change to equity method accounting, the major classes of inventories were as follows:

	September 30, 2025	December 31, 2024
Raw materials	$—	$46,109
Work in process	—	1,024
Finished goods	—	505
Inventory reserve	—	(2,805)
Total	$—	$44,833

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
4.PROPERTY AND EQUIPMENT
Reflecting the change to equity method accounting, property and equipment consist of the following:

	Useful Life	September 30, 2025	December 31, 2024
Machinery and equipment	5- 10 years	$—	$38,012
Furniture and fixtures	3 - 5 years	—	33
Computer equipment	3 - 5 years	—	46
Leasehold improvements	Shorter of lease term or estimated useful life	—	11,711
Vehicles	5 years	—	88
Software	1- 3 years	—	1,718
Construction in progress		—	2,664
Total gross property and equipment		—	54,272
Less: Accumulated depreciation and amortization		—	(30,824)
Property and equipment, net		$—	$23,448

5. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in the equity method investment in Holdings was 100% and had a carrying value of $84,296 as of September 30, 2025. Prior to the execution of the Management Agreement and the Company's deconsolidation of Holdings on February 28, 2025, Holdings had net liabilities of $48,208, primarily arising from advances made by Holdings to the Company. Holdings waived the collection of these advances, effectively treating them as distributions to the Company as its sole member prior to the date of deconsolidation, which resulted in an initial carrying value of $0 with respect to the Company's equity method investment in Holdings. See discussion of liquidity in Note 16 for the treatment of distributions from Holdings to the Company.
The following table provides a reconciliation of the equity method investment in Holdings:

Recognition of equity method investment in CompoSecure Holdings, L.L.C., subsequent to the Spin-Off	$—
Earnings in equity method investment	14,844
Share-based compensation granted at Holdings	1,870
Equity method investment in CompoSecure Holdings, L.L.C. at March 31, 2025	16,714
Earnings in equity method investment	38,909
Share-based compensation granted at Holdings	5,049
Distribution to CompoSecure, Inc.	(15,933)
Equity method investment in CompoSecure Holdings, L.L.C at June 30, 2025	44,739
Earnings in equity method investment	39,637
Share-based compensation granted at Holdings	5,646
Distributions to CompoSecure, Inc.	(5,726)
Equity method investment in CompoSecure Holdings, LLC. at September 30, 2025	$84,296

The financial position of Holdings is summarized in the following table:

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

September 30, 2025
Current assets	$248,691
Noncurrent assets	32,911
Total assets	281,602

Current liabilities	70,721
Noncurrent liabilities	180,065
Total liabilities	250,786
Total members' equity	30,816
Total liabilities and members' equity	$281,602
The results of operations of Holdings subsequent to the Spin-Off and deconsolidation are summarized in the following table:

	Three Months Ended September 30, 2025	Period from February 28, 2025 through September 30, 2025
Net sales	$120,865	$284,522
Cost of sales	49,538	118,596
Gross profit	71,327	165,926
Operating expenses:
Selling, general and administrative expenses	29,610	67,469
Income from operations	41,717	98,457

Other income (expense):
Interest expense	(3,371)	(8,438)
Interest income	1,458	3,761
Amortization of deferred financing costs	(167)	(390)
Total other expense, net	(2,080)	(5,067)
Income before income taxes	39,637	93,390
Income tax expense	—	—
Net income	$39,637	$93,390

The Company's maximum exposure to loss as a result of its involvement with Holdings is limited to its equity method investment in Holdings.

6. DEBT
Credit Facility

On August 7, 2024, Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “ Holdings Credit Facility”). The Holdings Credit Facility had an initial maximum borrowing capacity of $330,000 comprised of a term loan of $200,000 (the “ Holdings Term Loan”) and a revolving credit facility of $130,000 (the “ Holdings Revolver”). The Holdings Credit Facility has a maturity date of August 7, 2029.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
On December 30, 2024, Holdings, together with its operating subsidiaries, executed Amendment No. 1 to the Holdings Credit Facility (the "December 2024 Amendment") to allow the Company to facilitate the Spin-Off. There were no changes to the lenders as a result of the December 2024 Amendment which was accounted for as a debt modification. In connection with the December 2024 Amendment, Holdings incurred $215 in lenders fees which were capitalized and are being amortized to interest expense through the maturity of the Holdings Credit Facility.

The Holdings Credit Facility requires Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Holdings Credit Facility also requires Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the Holdings Revolver. The Holdings Credit Facility provides for Holdings to prepay the Holdings Term Loan without penalty or premium. The Holdings Credit Facility is secured by substantially all of the assets of Holdings.The Company has pledged its ownership interests in Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the Holdings Credit Facility.

Interest on the Holdings Revolver and the Holdings Term Loan are based on outstanding principal amount during the interest period multiplied by the quoted Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.75% to 2.75% based on Holdings' leverage ratio. As of December 31, 2024, the effective interest rate on the Holdings Revolver and Holdings Term Loan was 6.81% per year.

The Company recognized $0 and $3,878 of interest expense relating to the Holdings Credit Facility for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $1,688 and $12,046 of interest expense related to the Holdings Credit Facility for the nine months ended September 30, 2025 and 2024, respectively.

The Holdings Credit Facility contains certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio relating to financial performance at Holdings. As of September 30, 2025 and December 31, 2024, Holdings was in compliance with all financial covenants. The fair value of the Holdings Credit Facility approximates the carrying value for all periods presented.

As of September 30, 2025 and December 31, 2024, there were no balances outstanding on the Holdings Revolver. As of September 30, 2025, there was $130,000 of availability for borrowing at Holdings under the Holdings Revolver.

Reflecting the change to equity method accounting, the balances payable under all borrowing facilities are as follows:

	September 30, 2025	December 31, 2024
Term loan balance	$—	$197,500
Less: current portion of term loan (scheduled payments)	—	(11,250)
Less: net deferred financing and discount costs	—	(1,861)
Total long term debt	$—	$184,389

In order to hedge Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the Holdings Credit Facility, Holdings entered into an interest rate swap agreement with Bank of America on January 11, 2022, with an effective date of December 5, 2023 for a notional amount of $125,000 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement is set to expire in December 2025. The Interest Rate Swap is settled at the end of the month between the parties and is designated as a cash flow hedge for accounting purposes.

The derivative assets related to the Interest Rate Swap Agreement are no longer reflected in the Company's balance sheet subsequent to the deconsolidation of Holdings. The Company determined the fair value of the Interest

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Rate Swap Agreement to be zero at its inception and $2,749 as of December 31, 2024. Holdings reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company had historically reflected the unrealized changes in fair value of the Interest Rate Swap Agreement at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreement. Subsequent to the Spin-Off, the derivative asset or liability is no longer reflected on the Company's balance sheet due to the deconsolidation of Holdings. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of the Holdings Credit Facility in February 2023.

Exchangeable Senior Notes

On April 19, 2021 , the Company and Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the Exchangeable Notes issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of the Company at an initial conversion price of $11.50 per share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by the Company, Holdings, and the trustee under the Indenture (“Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of the Company's Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

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

During the three months ended September 30, 2024, the Company recognized $2,425 of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. During the nine months ended September 30, 2024, the Company recognized $7,219 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

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

As of September 30, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as Class A Common Stock, no shares designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of September 30, 2025, there were 124,961,235 shares of Class A Common Stock

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
issued and outstanding, no shares of Class B Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Issuance of Common Stock

During the quarter ended September 30, 2025, the Company issued 253,118 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs") and exercises of stock options. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

During the nine months ended September 30, 2025, the Company issued 1,721,906 new shares of Class A Common Stock pursuant primarily to the vesting of certain RSUs, exercises of stock options, and employee stock purchase plan ("ESPP") transactions. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

Warrants

As of September 30, 2025 and December 31, 2024, the Company had 3,236,509 and 22,415,179 warrants outstanding, respectively. Until the expiration date of December 27, 2026, each warrant entitled the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment. The exercise price of the warrants was adjusted to $7.97 as the result of the spin-off of Resolute Holdings. See Note 1 for additional discussion of the Spin-Off. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. The Company has the ability to redeem the warrants at any time prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A Common Stock in the event the shares of our Class A Common Stock are not traded on any specific trading day) of the Class A Common Stock equals or exceeds $14.47 per share (as adjusted effective February 28, 2025) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which the Company sends notice of such redemption to the holders of warrants. 18,752,570 and 19,178,670 warrants were exercised during the three and nine months ending September 30, 2025, respectively. The exercise of warrants provided $154,356 in proceeds and resulted in the issuance of 19,178,670 shares. For the remaining outstanding warrants, if the Company calls the warrants for redemption, its board of directors will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” On and after the redemption date, the holders of warrants will have no further rights except to receive the redemption price for the warrants upon surrender of such warrant. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption.

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

As of September 30, 2025 and December 31, 2024, the Company did not have a non-controlling interest as a result of the exchange of all Class B shares for Class A shares in connection with the Tungsten Transactions. The non-controlling interest was historically adjusted to redemption value at each balance sheet date and in accordance with ASC 480-10. This measurement adjustment resulted in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings.

Treasury Stock

On February 10, 2025, the Company announced that the Board of Directors approved an increase to an existing share repurchase program from $40,000 up to $100,000. During the quarter ended September 30, 2025, the

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Company repurchased 647,782 shares of Class A Common Stock through open market transactions as treasury stock at an aggregate cost of $12,247. The ultimate use of the repurchased shares has not been determined and are therefore being presented separately as a reduction to shareholders' equity.

8. EQUITY COMPENSATION
The following table summarizes stock-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock unit expense	$—	$4,784	$2,922	$13,326
Performance stock unit expense	—	817	496	1,843
Stock option expense	236	—	805	3
Employee stock purchase plan	—	33	—	97
Total stock-based compensation expense	$236	$5,634	$4,223	$15,269
Employees of Holdings and Resolute Holdings were granted equity awards from the Company's plan. Prior to the Spin-Off and execution of the Management Agreement, the expense related to these awards was recognized as expense by the Company. Subsequent to the Spin-Off and execution of the Management Agreement, the expense related to the awards is presented as an expense at Holdings and Resolute Holdings due to common control. The increase in the Company's additional paid-in capital arising from equity awards expensed at Holdings amounted to $5,646 and $0 during the three months ended September 30, 2025 and 2024, respectively and $12,565 and $0 during the nine months ended September 30, 2025 and 2024, respectively.
Equity awards to Resolute Holdings employees that were made prior to the Spin-Off were reflected as a dividend of $20,020 at the time of the Spin-Off. Subsequent to the Spin-Off, 449,775 RSUs were granted to affiliates of Resolute Holdings. The awards had a grant date fair value of $13.34. As the awards were granted from the Company's plan, the related share information is reflected in this footnote. The awards were treated as a dividend of $6,000.

As a result of the Spin-Off, outstanding performance and market based restricted stock units (“PSUs”), RSUs and stock options were adjusted as required by the Company's equity plan. These equity awards were adjusted to maintain equal value for award holders immediately prior to and subsequent to the Spin-Off. As the awards were considered to be an equitable adjustment, no incremental compensation cost was recognized. The incremental shares related to the Spin-Off are reflected in the below tables.

A summary of RSUs, PSUs and stock option activity under the Company's CompoSecure, Inc. 2021 Incentive Equity Plan during the nine months ended September 30, 2025 is presented below:
Restricted Stock Unit Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	6,216,661	$7.67
Granted	1,355,148	14.68
Spin-Off Adjustments	783,008	13.34
Vested	(2,432,230)	6.71
Forfeited	(106,519)	6.51
Nonvested at September 30, 2025	5,816,068	$10.49

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

There is no unrecognized compensation expense for RSUs as of September 30, 2025. Of the nonvested RSUs outstanding at September 30, 2025, 1,270,610 were for Resolute Holdings employees and 4,545,458 were for Holdings employees.

Performance and Market Based Stock Units Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	1,755,531	$6.48
Spin-Off Adjustments	297,783	13.34
Vested	(262,803)	7.89
Forfeited	—	—
Nonvested at September 30, 2025	1,790,511	$8.16

There is no unrecognized compensation expense for PSUs as of September 30, 2025. All of the nonvested PSUs outstanding at September 30, 2025 were for employees of Holdings.

Stock Options

The following table sets forth the options activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	2,275,671	$12.39	8.8	$6,699
Granted	295,697	13.89	9.3	1,228
Spin-Off Adjustments	377,524	10.79	8.8	348
Exercised	(197,746)	4.40	3.9	2,749
Outstanding at September 30, 2025	2,751,146	$11.43	8.7	$31,682
Vested and exercisable at September 30, 2025	215,000	$3.69	3.7	$3,683

Unrecognized compensation expense for options was $3,305 as of September 30, 2025 and is expected to be recognized over a remaining term of 3.1 years. Of the vested and expected to vest options outstanding at September 30, 2025, 1,958,040 were related to Resolute Holdings employees and 793,106 were related to Holdings employees.
Earnout Consideration
Certain of the equity holders of Holdings (including certain employees) have the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds and required half of the shares to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The earnouts under the first phase were achieved on December 13, 2024. The second phase of the Earnouts, which was achieved on September 8, 2025, was earned when shares of the Company's Class A Common Stock traded at a price that was equal to or greater than $17.10 per share (lowered from $20.00 per share as a result of the Spin-Off) on each of 20 trading days within any 30 consecutive trading day period.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

A total of 657,160 shares, or 328,580 shares for each phase, were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation. The following is a summary of the earnout activity for employees for the nine months ended September 30, 2025:

Number of Shares
Outstanding at January 1, 2025	328,580
Spin-Off Adjustment	55,737
Vested	(384,317)
Nonvested at September 30, 2025	—

9. RETIREMENT PLAN
Defined Contribution Plan
Holdings has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and have completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employee contributions. On January 1, 2025, the Company began matching 100% of the first 3% and then 50% of the next 2% of employee contributions. Retirement plan expense for the three months ended September 30, 2025 and 2024 was $0 and $431, respectively. Retirement plan expense for the nine months ended September 30, 2025 and 2024 was $563, and $1,483, respectively.

10. FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires the Company to make significant judgments.

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Warrants	$41,427	$—	$—	$41,427
Earnout consideration	—	—	—	—
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Warrants	$104,231	$—	$—	$104,231
Earnout consideration	—	—	20,533	20,533

Derivative asset - interest rate swap

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
Holdings is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, Holdings entered into an interest rate swap agreement on January 5, 2022. See Note 6.

Warrant Liability

As a result of a 2021 business combination, the Company had assumed a warrant liability related to previously issued warrants in connection with Roman DBDR's initial public offering. The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were remeasured at September 30, 2025 with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2024	$104,231
Revaluation of warrant liability	152,782
Settlement of exercise of warrants	(215,586)
Estimated fair value at September 30, 2025	$41,427

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

The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2024	$20,533
Change in fair value of Phase two on achievement date	57,101
Settlement of Phase two on September 08, 2025	(77,634)
Estimated fair value at September 30, 2025	$—

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
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
11. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
The Company and its wholly-owned subsidiary, Holdings, is headquartered in and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by country
Domestic	$—	$80,033	$54,480	$258,007
International	—	27,102	5,344	61,705
Total	$—	$107,135	$59,824	$319,712

The Company’s principal direct customers as of September 30, 2025 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Four customers individually accounted for more than 10% of the Company’s revenue, or 70.0% of total revenue, for the nine months ended September 30, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 65.4% of total revenue, for the nine months ended September 30, 2024. Four customers individually accounted for 10% of total accounts receivable, or approximately 61%, as of December 31, 2024.

Three individual vendors accounted for more than 10% of purchases of supplies, or approximately 31% of total purchases, for the nine months ended September 30, 2025. One vendor accounted for more than 10% of purchases of supplies, or approximately 12% of total purchases, for the nine months ended September 30, 2024.

12. INCOME TAXES

The Company recorded income tax provision of $29,804 and $629 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax provision of $55,046 and $51 for the nine months ended September 30, 2025 and 2024, respectively.

Federal, state and local income tax returns for years prior to 2020 are no longer subject to examination by tax authorities. During the year 2024, federal tax authorities completed their audit of fiscal 2020. There were no proposed adjustments resulting from the examination.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s estimated annual effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company's estimated annual effective tax rate, before any discrete items, was (32.5)% for the nine months ended September 30, 2025. The impact of discrete items was (13.5)% for the nine months ended September 30, 2025. The Company's interim effective tax rate for September 30, 2024, was (0.2)%.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

The Company’s overall effective tax rate was affected by the elimination of the Up-C structure discussed in Note 1, which resulted in the Company owning 100% of Holdings and fair value adjustments for warrants and earnouts. At September 30, 2025 and December 31, 2024, the Company had $38,990 and $444 of income taxes payable, respectively. Income taxes payable are a component of accrued expenses in the consolidated balance sheet.

The Spin-Off resulted in a taxable gain to the Company related to the distribution of appreciated property which resulted in an increase in income tax expense.

On July 4, 2025, the One Big, Beautiful Bill Act (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We evaluated the potential effects of the new legislation on our tax positions and financial reporting and believe it may have a material impact on our consolidated financial statements.
As discussed in Note 8, On September 8, 2025, the second and final phase of the Earnouts, was achieved. Upon achievement, 4,245,597 net shares were issued with a value of approximately $85.0 million. This resulted in an increase in amortizable tax goodwill and a related increase to the TRA liability and related deferred tax asset.

13. NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss attributable to Class A common shareholders by the weighted average number of shares of common stock outstanding for the same period. Diluted net loss per share of Class A Common Stock was computed by dividing net loss available to CompoSecure, Inc. by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the computation of net loss used to compute basic net loss per share of Class A Common Stock for the three and nine months ended September 30, 2025 and September 30, 2024.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted:
Net loss	$(174,696)	$(85,474)	$(179,329)	$(34,804)
Less: Net income attributable to non-controlling interest	—	43,414	—	18,414
Net loss attributable to Class A Common shareholders	$(174,696)	$(42,060)	$(179,329)	$(16,390)
Plus: adjustment due to net effect of equity awards, warrant revaluation, Exchangeable Notes and Class B units to net loss	—	—	—	—
Net loss attributable to Class A Common shareholders after adjustment	$(174,696)	$(42,060)	$(179,329)	$(16,390)

Weighted average common shares outstanding used in computing net loss per share - basic	110,264,531	38,212,440	105,280,363	28,109,632
Plus: net effect of dilutive equity awards, Exchangeable Notes and Class B units	—	—	—	—
Weighted average common shares outstanding used in computing net loss per share - diluted	110,264,531	38,212,440	105,280,363	28,109,632

Net loss per share—basic	$(1.58)	$(1.10)	$(1.70)	$(0.58)
Net loss per share—diluted	$(1.58)	$(1.10)	$(1.70)	$(0.58)

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

The following securities were not included in the calculation of net loss per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Warrants	3,236,509	22,415,200	3,236,509	22,415,200
Earnout consideration shares	—	7,500,000	—	7,500,000
Equity awards	332,750	5,978	2,479,118	80,978

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

The Company made a $4,735 payment related to the tax receivable agreement liability during the three and nine months ended September 30, 2025. Pursuant to the Holdings agreement, the Company makes pro rata tax distributions to the holders of interests in Holdings (i.e. non-controlling interest) in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. As a result of the Tungsten Transactions, the Company became the sole member of Holdings, eliminating the requirement for further tax distributions to members other than the Company. For the three months ended September 30, 2024, Holdings distributed a total of $13,699 of tax distributions to its members, of which $5,003 was paid to the Company, resulting in a net tax distribution to all other members of $8,696. For the nine months ended September 30, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to the Company, resulting in a net tax distribution to all other members of $34,863.

In connection with the special distribution, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

As of September 30, 2025, the Company had the following obligations expected to be paid pursuant to the tax receivable agreement:

2025 (excluding the nine months ended September 30, 2025)	$821
2026	15,282
2027	15,469
2028	15,728
2029	16,002
Later years	205,918
Total Payments	$269,220
In addition to the above, the Company's tax receivable agreement liability and future payments thereunder are expected to increase as the Company realizes (or are deemed to realize) an increase in the tax basis of Holdings’ assets resulting from any future purchases, redemptions or exchanges of Holdings' interests by holders. The Company currently expects to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

15. SEGMENT REPORTING
Subsequent to the Spin-Off, the Company has one operating segment and one reportable segment, the equity method investment in Holdings. This is a change from the presentation as of and for the year ended December 31, 2024, where the Company had two operating segments and two reportable segments: Payment Card and Arculus. As reported below, for the three and nine months ended September 30, 2025, the Company's corporate entity is not considered an operating segment because it does not generate revenues and its activities are limited to corporate administrative activities, costs related to the board of directors, income tax expense and fair value

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
adjustments for warrant liability and earnout liability. For the three and nine months ended September 30, 2024, the Company's reportable segment was represented by the consolidated balance sheet and the consolidated statement of operations.

The chief operating decision maker ("CODM") is the Chief Executive Officer of the Company. The CODM evaluates the performance of the equity method investment in Holdings primarily based on net sales, gross profit and net (loss) income and does not review discrete financial information at a level lower than consolidated Holdings. The Company does not have any intra-entity sales.

	Three Months Ended September 30, 2025
	Corporate	Equity Method Investment in CompoSecure Holdings, LLC.	Elimination of Unconsolidated Affiliate	Consolidated Total of CompoSecure, Inc.

Net sales	$—	$120,865	$(120,865)	$—
Cost of sales	—	49,538	(49,538)	—
Gross profit	—	71,327	(71,327)	—

Selling, general and administrative expenses	9,939	29,610	(29,610)	9,939
(Loss) income from operations	(9,939)	41,717	(41,717)	(9,939)

Other income (expense):
Change in fair value of earnout consideration liability	(57,610)	—	—	(57,610)
Revaluation of warrant liability	(117,267)	—	—	(117,267)
Interest expense	—	(3,371)	3,371	—
Interest income	287	1,458	(1,458)	287
Amortization of deferred financing costs	—	(167)	167	—
Total other expenses, net	(174,590)	(2,080)	2,080	(174,590)
(Loss) Income before income taxes	(184,529)	39,637	(39,637)	(184,529)
Income tax expense	(29,804)	—	—	(29,804)
Net (loss) income	$(214,333)	$39,637	$(39,637)	$(214,333)
Earnings in CompoSecure Holdings, LLC. equity method investment	39,637			39,637
Net loss of CompoSecure, Inc.	$(174,696)			$(174,696)

Capital expenditures related to segment assets	$—	$1,388	$(1,388)	$—

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)

	Nine Months Ended September 30, 2025
	Corporate	Equity Method Investment in CompoSecure Holdings, LLC.	Elimination of Unconsolidated Affiliate	Consolidated Total of CompoSecure, Inc.

Net sales	$59,824	$284,522	$(284,522)	$59,824
Cost of sales	31,075	118,596	(118,596)	31,075
Gross profit	28,749	165,926	(165,926)	28,749

Selling, general and administrative expenses	35,300	67,469	(67,469)	35,300
(Loss) income from operations	(6,551)	98,457	(98,457)	(6,551)

Other income (expense):
Change in fair value of earnout consideration liability	(57,101)	—	—	(57,101)
Revaluation of warrant liability	(152,782)	—	—	(152,782)
Interest expense	(1,688)	(8,438)	8,438	(1,688)
Interest income	523	3,761	(3,761)	523
Amortization of deferred financing costs	(74)	(390)	390	(74)
Total other expenses, net	(211,122)	(5,067)	5,067	(211,122)
(Loss) income before income taxes	(217,673)	93,390	(93,390)	(217,673)
Income tax expense	(55,046)	—	—	(55,046)
Net (loss) income	$(272,719)	$93,390	$(93,390)	$(272,719)
Earnings in CompoSecure Holdings, LLC. equity method investment	93,390			93,390
Net loss of CompoSecure, Inc.	$(179,329)			$(179,329)

Total assets	$505,475	281,602	(281,602)	$505,475
Total liabilities	$(353,006)	(250,786)	250,786	$(353,006)
Capital expenditures related to segment assets	$387	3,799	(3,799)	$387

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
Management Agreement

Pursuant to the CompoSecure Management Agreement, Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Holdings’ last twelve months' Adjusted EBITDA, as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Management Agreement). Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings.

The Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The Management Fee for the three months ended September 30, 2025 was $3,698 and for the period from the date of the Spin-Off to September 30, 2025 was $8,246. Management Fees of $8,246 were paid by Holdings through November 3, 2025. Holdings incurred $603.8 of reimbursable expenses to Resolute Holdings.

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

Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, Holdings. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, short - term investments, cash flows from operations and borrowings on its term loan and revolving credit facility. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement and stock exchange listing fees. The Company anticipates that its operations will continue to be funded by Holdings. Funds transferred from Holdings to the Company will be treated as distributions to the Company.

COMPOSECURE, INC.
Notes to Consolidated Financial Statements (Unaudited)
($ amounts in thousands, except share data)
17. SUBSEQUENT EVENT

On November 2, 2025, the Company entered into a Share Purchase Agreement with entities affiliated with Platinum Equity pursuant to which the Company will combine with Husky Technologies Limited (“Husky”) for aggregate consideration of approximately $4.976 billion, comprised of cash and shares of CompoSecure Class A Common Stock. In conjunction with the closing of the Company’s planned business combination with Husky, Husky will become a wholly owned subsidiary of Holdings and Resolute Holdings will enter into a management agreement with Husky, on substantially the same terms as the CompoSecure Management Agreement. Concurrently with the execution of the Share Purchase Agreement, the Company entered into purchase agreements with certain investors named therein pursuant to which the Company agreed to issue and sell to such investors in a private placement an aggregate of approximately 106 million shares of CompoSecure Common Stock at a purchase price of $18.50 per share, for an aggregate purchase price of approximately $1.96 billion. The closing of the private placements is conditioned upon the substantially concurrent consummation of the business combination with Husky. The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, including regulatory approval.

On November 3, 2025, the Company called for redemption all of its issued and outstanding warrants to purchase shares of the Company’s Class A Common Stock, par value $0.0001 per share that were issued under a warrant agreement, dated as of November 20, 2020.

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

Certain of Holdings' formal equity holders had the right to receive additional shares of the Company's Class A Common Stock ("Earnout Shares") in earnout consideration (collectively, the “Earnouts”). The Earnouts were subject to two stock price thresholds, with half of the Earnout Shares awarded upon the achievement of each threshold. The first Earnout threshold was achieved, and approximately 3,600,000 Earnout Shares were issued on December 17, 2024. The second Earnout threshold was achieved on September 8, 2025, and approximately 4,400,000 (as adjusted for the Spin-Off) Earnout Shares were issued.

Economic Conditions

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

Key Components of Results of Operations

Overview

The below components of results of operations primarily relate to the operations of Holdings prior to the Spin-Off and when the Company consolidated the operating results of Holdings. Subsequent to the Spin-Off, the Company's operations have been limited to non-revenue generating activities such as its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement, warrant liability reevaluation, income recognized from equity method investment, and the earnout considerations.

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

Earnings in Equity Method Investment

Earnings in Holdings Equity Method Investment consists of the net income of Holdings attributable to the Company resulting from the Company's equity method investment in Holdings.

Net loss
Net loss consists of the Company’s (loss) income from operations, less other expenses and income tax provision or benefit.

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

Results of Operations
Three Months Ended September 30, 2025 compared with Three Months Ended September 30, 2024

Reflecting the change to equity method accounting, the following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024		$ Change	% Change
	(in thousands)
Net sales	$—	$107,135		$(107,135)	(100%)
Cost of sales	—	51,727		(51,727)	(100%)
Gross profit	—	55,408		(55,408)	(100%)
Operating expenses:
Selling, general and administrative expenses	9,939	26,316		(16,377)	(62%)
(Loss) income from operations	(9,939)	29,092		(39,031)	(134%)
Other expense, net	(174,590)	(113,937)		(60,653)	53%
Loss before income taxes	(184,529)	(84,845)		(99,684)	117%
Income tax expense	(29,804)	(629)		(29,175)	4638%
Loss before earnings in equity method investment	(214,333)	(85,474)		(128,859)	151%
Earnings in equity method investment	39,637	—		39,637	100%
Net loss	(174,696)	(85,474)		(89,222)	104%
Net loss attributable to redeemable non-controlling interests	—	(43,414)	—	43,414	(100%)
Net loss attributable to CompoSecure, Inc	$(174,696)	$(42,060)		$(132,636)	315%

	Three Months Ended September 30,
	2025	2024
Gross margin	—%	52%
Operating margin	—%	27%

Net Sales

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$—	$80,033	$(80,033)	(100%)
International	—	27,102	(27,102)	(100%)
Total	$—	$107,135	$(107,135)	(100%)
The Company’s net sales for the three months ended September 30, 2025 decreased by $107.1 million, or 100%, to $0. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $120.9 million of net sales for the three months ended September 30, 2025.

Domestic: The Company’s domestic net sales for the three months ended September 30, 2025 decreased $80.0 million, or 100%, to $0. Holdings generated $105.1 million of domestic net sales for the three months ended September 30, 2025.
International: The Company’s international net sales for the three months ended September 30, 2025 decreased $27.1 million , or 100%, to $0. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $15.8 million of international net sales for the three months ended September 30, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the three months ended September 30, 2025 decreased $55.4 million, or 100%, to $0, while the gross profit margin decreased from 52% to 0%. The decrease in gross profit was due to the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings generated $71.3 million of gross profit for the three months ended September 30, 2025.
Operating Expenses
The Company’s operating expenses for the three months ended September 30, 2025 decreased $16.4 million, or 62%, to $9.9 million compared to $26.3 million for the three months ended September 30, 2024. The decrease was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings incurred $29.6 million of operating expenses for the three months ended September 30, 2025.
(Loss) Income from Operations and Operating Margin

During the three months ended September 30, 2025, the Company had a loss from operations of $9.9 million compared to income from operations of $29.1 million for the three months ended September 30, 2024. The Company’s operating margin for the three months ended September 30, 2025 decreased to 0% compared to 27% for the three months ended September 30, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025.
Other Expense, Net
Other expenses for the three months ended September 30, 2025 was $174.6 million as compared to $113.9 million for the three months ended September 30, 2024. The increase in other expense was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expense of $174.9 million for the three months ended September 30, 2025, compared to $108.4 million for the three months ended September 30, 2024. The increase was partially offset by a decrease in net interest expense of $5.4 million resulting from the conversion of all Exchangeable Notes into shares of Class A Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. As a result of the deconsolidation, all debt and related interest expense of Holdings was removed from the Company's balance sheet and results of operations.
Earnings in Equity Method Investment
Earnings in Holdings equity method investment consists of $39.6 million of the net income of Holdings attributable to the Company. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related Management Agreement. Refer to Note 5 in the consolidated financial statements for the operating results of Holdings.
Income Tax Expense
The Company's income tax expense for the three months ended September 30, 2025 was $29.8 million, compared to $0.6 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 compared with Nine Months Ended September 30, 2024

Reflecting the change to equity method accounting, the following table presents the Company’s results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024		$ Change	% Change
	(in thousands)
Net sales	$59,824	$319,712		$(259,888)	(81%)
Cost of sales	31,075	153,019		(121,944)	(80%)
Gross profit	28,749	166,693		(137,944)	(83%)
Operating expenses:
Selling, general and administrative expenses	35,300	74,673		(39,373)	(53%)
(Loss) income from operations	(6,551)	92,020		(98,571)	(107%)
Other expense, net	(211,122)	(126,773)		(84,349)	67%
Loss before income taxes	(217,673)	(34,753)		(182,920)	526%
Income tax expense	(55,046)	(51)		(54,995)	107833%
Loss before earnings in equity method investment	(272,719)	(34,804)		(237,915)	684%
Earnings in equity method investment	93,390	—		93,390	100%
Net loss	(179,329)	(34,804)		(144,525)	415%
Net loss attributable to redeemable non-controlling interests	—	(18,414)	—	18,414	(100%)
Net loss attributable to CompoSecure, Inc	$(179,329)	$(16,390)		$(162,939)	994%

	Nine Months Ended September 30,
	2025	2024
Gross margin	48%	52%
Operating margin	(11%)	29%

Net Sales

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$54,480	$258,007	$(203,527)	(79%)
International	5,344	61,705	(56,361)	(91%)
Total	$59,824	$319,712	$(259,888)	(81%)
The Company’s net sales for the nine months ended September 30, 2025 decreased by $259.9 million, or 81%, to $59.8 million compared to $319.7 million for the nine months ended September 30, 2024. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $284.5 million of net sales during the period from February 28, 2025 to September 30, 2025.
Domestic: The Company’s domestic net sales for the nine months ended September 30, 2025 decreased $203.5 million, or 79%, to $54.5 million compared to $258.0 million for the nine months ended September 30, 2024. Holdings generated $244.5 million of domestic net sales during the period from February 28, 2025 to September 30, 2025.
International: The Company’s international net sales for the nine months ended September 30, 2025 decreased $56.4 million, or 91%, to $5.3 million compared to $61.7 million for the nine months ended September 30, 2024. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $40.1 million of international net sales during the period from February 28, 2025 to September 30, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the nine months ended September 30, 2025 decreased $137.9 million, or 83%, to $28.7 million compared to $166.7 million for the nine months ended September 30, 2024, while the gross profit margin decreased from 52% to 48%. The decrease in gross profit was primarily driven by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings generated $165.9 million of gross profit during the period from February 28, 2025 to September 30, 2025. Gross margin declined as a result of inefficiencies associated with new card constructions.
Operating Expenses
The Company’s operating expenses for the nine months ended September 30, 2025 decreased $39.4 million, or 53%, to $35.3 million compared to $74.7 million for the nine months ended September 30, 2024. The decrease was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. Holdings incurred $67.5 million of operating expenses during the period from February 28, 2025 to September 30, 2025. Additionally, costs associated with employees and professional costs at Resolute Holdings prior to the Spin-Off and costs associated with the Spin-Off offset the decrease in operating expenses related to the deconsolidation and Spin-Off.
(Loss) Income from Operations and Operating Margin

During the nine months ended September 30, 2025, the Company had a loss from operations of $6.6 million compared to income from operations of $92.0 million for the nine months ended September 30, 2024. The Company’s operating margin for the nine months ended September 30, 2025 decreased to a negative 11% compared to 29% for the nine months ended September 30, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025.
Other Expense, Net
Other expense for the nine months ended September 30, 2025 was $211.1 million as compared to $126.8 million for the nine months ended September 30, 2024. The change in other expense was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expense of $209.9 million for the nine months ended September 30, 2025, compared to $109.8 million for the nine months ended September 30, 2024. The increase was partially offset by a decrease in net interest expense of $14.7 million resulting from the conversion of all Exchangeable Notes into shares of Class A Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings as a result of the Spin-Off on February 28, 2025. As a result of the deconsolidation, all debt and related interest was removed from the Company's financial position and results of operations.
Earnings in Equity Method Investment
Earnings in CompoSecure Holdings, L.L.C. equity method investment consists of $93.4 million of net income of Holdings attributable to the Company. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related Management Agreement. Refer to Note 5 in the consolidated financial statements for the results of our equity method investment.

Income Tax Expense
The Company's income tax expense for the nine months ended September 30, 2025 was $55.0 million, compared to $0.1 million for the nine months ended September 30, 2024. The increase in tax expense was primarily related to the taxable gain on appreciated property resulting from the Spin-Off.

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

The following unaudited table presents the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(174,696)	$(85,474)	$(179,329)	$(34,804)
Add:
Depreciation and amortization (3)	2,288	2,331	6,902	6,932
Income tax expense	29,804	629	55,046	51
Interest expense, net (1)(3)	1,793	5,533	6,306	16,927
EBITDA	$(140,811)	$(76,981)	$(111,075)	$(10,894)
Stock-based compensation expense (3)	5,882	5,634	16,788	15,269
Mark to market adjustments, net (2)	174,877	108,404	209,883	109,846
Additional earnout cost	4,967	—	4,967	—
Transaction cost	2,806	—	2,806	—
Secondary offering transaction costs	—	—	—	586
Debt refinance costs	—	225	—	225
Resolute transactions costs	—	2,726	—	2,726
Spin-Off costs	—	—	5,452	—
Adjusted EBITDA	$47,721	$40,008	$128,821	$117,758

(1)Includes amortization of deferred financing cost and loss on extinguishment of debt for the three and nine months ended September 30, 2025 and 2024.
(2)Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability for the three and nine months ended September 30, 2025 and 2024.
(3)The presented adjustments include amounts related to both the Company and its equity method investment in Holdings.

The following unaudited table presents the non-GAAP earnings per share and reconciliation of GAAP net loss to non-GAAP adjusted net income for the periods indicated below to reflect current and deferred income tax expenses. The below presentation does not include a full tax provision. The Company applies a blended tax rate to its income before taxes and to all adjustments. Additionally, the below table includes Class B shares to eliminate the impact of the Company's historical Up-C structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands) except per share amounts
Basic:
Net loss	$(174,696)	$(85,474)	$(179,329)	$(34,804)
Add: Provision for income taxes	29,804	629	55,046	51
Add: mark-to-market adjustments (1)	174,877	108,404	209,883	109,846
Add: stock-based compensation	5,882	5,634	16,788	15,269
Less: Proforma Management fees (2)	—	(3,379)	(2,045)	(9,906)
Add: Additional earnout cost	4,967	—	4,967	—
Add: Transaction cost	2,806	—	2,806	—
Add: Secondary offering transaction costs	—	—	—	586
Add: Debt refinance costs	—	225	—	225
Add: Resolute transactions costs	—	2,726	—	2,726
Add: Spin-Off costs	—	—	5,452	—
Adjusted net income before tax	43,640	28,765	113,568	83,993
Income tax expense (3)	9,649	6,248	25,110	18,243
Adjusted net income : Basic	$33,991	$22,517	$88,458	$65,750
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (4)	110,265	82,222	105,280	81,303
Adjusted net income per share - basic	$0.31	$0.27	$0.84	$0.81

Diluted:
Adjusted net income	$33,991	$22,517	$88,458	$65,750
Add: Interest on Exchangeable Notes, net of tax (6)	—	1,781	—	5,343
Adjusted net income used in computing net income per share, diluted	$33,991	$24,298	$88,458	$71,093
Common shares outstanding used in computing net income per share, diluted:
Warrants (5)	1,746	8,094	1,393	8,094
Exchangeable Notes (6)	—	13,000	—	13,000
Equity awards	5,070	3,544	4,114	2,915
Total shares outstanding used in computing net income per share - diluted	117,081	106,860	110,787	105,312
Adjusted net income per share - diluted	$0.29	$0.23	$0.80	$0.68

(1) Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability.
(2) Pro forma Management Fees represent Management Fees assuming full Management Fees in all periods presented.
(3) Reflects current and deferred income tax expenses. For the three and nine months ended September 30, 2024 it was calculated using the Company's blended tax rate as if the Company did not have any non-controlling interest associated with its historical Up-C structure. For the three and nine months ended September 30, 2025, it was calculated by applying the Company's assumed effective tax rate.
(4) Assumes Class A and Class B shares participate in earnings and are outstanding at the end of the period.
(5) Assumes treasury stock method, valuation at assumed fair market value of $17.30 and $13.99 for the three and nine months ended September 30, 2025, respectively and $18.00 for the three and nine months ended September 30, 2024.
(6) The Exchangeable Notes were included through the application of the "if-converted" method. Interest related to the Exchangeable Notes, net of tax was excluded from net income. No Exchangeable Notes were outstanding during the three and nine months ended September 30, 2025.

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

Liquidity and Capital Resources

CompoSecure, Inc.'s primary sources of liquidity are its existing cash and cash equivalents balances, proceeds from the exercise of warrants, funding from its wholly owned subsidiary, Holdings, which are treated as distributions from Holdings to the Company and potential proceeds from the sale of stock. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, and stock exchange listing fees. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of September 30, 2025, the Company had cash and cash equivalents of $127.4 million and Holdings had cash and cash equivalents of $97.2 million, investment in US treasury bills of $40.7 million and total debt principal outstanding of $190.0 million. As of December 31, 2024, the Company, including Holdings, had cash and cash equivalents of $77.5 million and total debt principal outstanding of $197.5 million. The decrease in cash and cash equivalents and debt of the Company resulted from the adoption of equity method accounting presentation for Holdings on February 28, 2025 as a result of the Spin-Off and Management Agreement.

The Company believes that available cash and cash equivalents at September 30, 2025 of $97.2 million are sufficient to meet the liquidity needs of the Company. The Company anticipates that to the extent that the Company and/or Holdings requires additional liquidity, it will be funded through borrowings on Holdings' revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that it or Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of the Company and Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that Holdings will generate sufficient cash flows from operations or that future capital will be available from additional indebtedness or other sources to meet the liquidity needs of the Company and Holdings. The Company has announced plans to use acquisitions as part of its growth strategy. As the Company has pursues acquisitions, the Company and/or Holdings may incur additional equity or debt financings to complete such acquisitions.

Net Cash (Used in) Provided by Operations
Cash used in the Company’s operating activities for the nine months ended September 30, 2025 was $8.9 million as compared to cash provided by operating activities of $95.4 million during the nine months ended September 30, 2024. The decrease in cash provided by operating activities of $104.3 million was primarily attributable to decreases in net loss of $144.5 million, non-cash charges of $18.6 million and equity in net income of Holdings of $93.4 million. These decreases were partially offset by a distributions from Holdings of $21.7 million, an increase in working capital of $28.9 million and changes in mark to market fair values of $100.0 million.

Net Cash Used in Investing
Cash used in the Company’s investing activities for the nine months ended September 30, 2025 was $60.7 million, primarily related to cash and cash equivalents that were deconsolidated as a result of the Spin-Off and commencement of the Management Agreement compared to cash used in investing activities for the nine months ended September 30, 2024 of $5.5 million which was primarily attributable to purchases of equipment.

Net Cash Provided by (Used in) Financing

Cash provided by the Company’s financing activities for the nine months ended September 30, 2025 was $119.5 million, compared to cash used in the Company's financing activities for the nine months ended September 30, 2024 of $78.5 million. Cash provided in financing activities for the nine months ended September 30, 2025 primarily related to proceeds from the exercise of warrants of $154.4 million offset by $18.0 million of payments for taxes related to net share settlement of equity awards, purchase of treasury shares of $12.2 million and payment of TRA liability of $4.7 million. Cash used in financing activities for the nine months ended September 30, 2024 primarily related to distributions to non-controlling interest holders of $34.9 million, special distribution to non-controlling interest holders of $15.6 million, repayment of scheduled term loan principal payments of $10.3 million, dividends to holders of the Company's Class A Common Stock of $8.9 million, payments for taxes relating to net settlement of vested RSUs of $8.5 million, deferred financing cost relating to debt modification of $1.9 million and payment of tax receivable agreement liability of $1.3 million These uses were partially offset by proceeds of $2.9 million from the exercise of stock options and issuance of shares for ESPP transactions.

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

Financing

The Company is party to the Holdings Credit Facility with various banks. For more information on the Holdings Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 5, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities of Holdings, Holdings uses variable rate debt to finance its operations. Holdings is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of September 30, 2025, Holdings had $190.0 million in debt outstanding under the Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of Holdings debt outstanding as of September 30, 2025, as well as the effect of the Holdings interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $1.9 million on an annual basis.

On January 11, 2022, Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of September 30, 2025, Holdings had the following interest rate swap agreements (in thousands):

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of October 30, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.

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
•Risks Related to the Tungsten Transaction
◦Although we are no longer a "controlled company" within the meaning of the New York Stock Exchange rules, we are relying on exemptions from certain corporate governance requirements during a one-year transition period.
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

We may not continue to achieve sales growth in the future and you should not consider our sales growth in the current or prior fiscal periods as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of the overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

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

In addition, U.S. federal and state agencies are likely to continue to propose new or otherwise modify existing rules and guidance applicable to digital assets. Recent expedited rulemaking efforts by U.S. federal and state regulators and foreign authorities may result in new obligations or restrictions for digital asset market participants, including wallet providers, with little advance notice. These changes could require rapid adaptation of our Arculus products and services, compliance policies and procedures, and any failure by Arculus to comply with any applicable obligations---whether as a result of uncertainty or operational constraints---could subject our Arculus business to penalties, enforcement actions, or limitations on its activities. It is also possible that, in the wake of an apparent shift to fewer digital asset-related enforcement actions by U.S. federal regulators under the Trump Administration, U.S. state regulators and private plaintiffs may continue or increase the number of actions (and/or investigations) initiated by them against digital asset market participants or otherwise in respect of digital assets.

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

In sum, the U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. Certain foreign jurisdictions, including the European Union through its Markets in Crypto-Assets Regulation (MiCA), have recently adopted or proposed rules specific to stablecoins, non-fungible tokens (NFTs), and other emerging asset types. Regulatory developments in these areas may restrict the functionality or our Arculus digital asset products or services outside the U.S., limit support for certain assets or functionalities in the Arculus Cold Storage Wallet, or impose new licensing, registration or compliance requirements on our Arculus business. If we are found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that we could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject us to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of our Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. Our failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging our noncompliance with applicable laws or regulations, could materially and adversely affect us, our business and our results of operations.

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

Companies in our industry have commenced litigation to properly protect their intellectual property rights. Any proceedings or litigation that we initiate to enforce our intellectual property rights, or any intellectual property litigation asserted against us, could be costly and divert the attention of managerial and other personnel and further, could result in an adverse judgment or other determination that could preclude us from enforcing our intellectual property rights or offering some of our products to our customers. Royalty or other payments arising in settlements could negatively impact our profit margins and financial results. If we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may need to indemnify some customers and strategic partners related to allegations that our products infringe the intellectual property rights of others. Additionally, some of our customers, suppliers and licensors may not be obligated to indemnify us for the full costs and expenses of defending against infringement claims. We may also be required to defend against alleged infringement of the intellectual property rights of third parties because our products contain technologies properly sourced from suppliers or customers. We may be unable to determine in a timely manner or at all whether such intellectual property use infringes the rights of third parties. Any such litigation or other proceedings could adversely affect our business, financial condition and results of operations.

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

We have historically derived approximately 15-20% of our annual net revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

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

Pursuant to the Management Agreement between Holdings and Resolute Holdings, Resolute Holdings exercises substantial influence over our business, including being responsible for, among other things: establishing and monitoring business objectives, financing activities and operating performance; selecting and overseeing the management team and their operating performance; reviewing and approving compensation and benefit plans, programs, policies and agreements, including with respect to any grants of equity awards to persons providing services; devising capital allocation strategies, plans and policies; setting budget parameters and expense guidelines and monitoring compliance therewith; identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business combinations; originating and recommending opportunities to form or acquire, and structuring and managing, any joint ventures; leading or overseeing negotiations with potential participants in any business opportunity under consideration and determining (or delegating to any officer of Holdings the decision to determine) if and when to proceed; engaging and supervising independent contractors and third-party service providers; reviewing and approving compensation and benefit plans, programs, policies and agreements; communicating with the holders of any securities (i) as required to satisfy any reporting and other requirements of any governmental authority having jurisdiction over Holdings and (ii) to maintain effective relations with such holders; overseeing all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) (other than with Resolute Holdings or its affiliates); counselling Holdings in connection with decisions required by Delaware law to be made by the Company's Board; and performing such other services from time to time in connection with the management of the business and affairs of Holdings and its activities as the Company's Board shall reasonably request and/or Resolute Holdings shall deem appropriate under the particular circumstances, in each case to the fullest extent permitted by Delaware law, federal securities laws, the New York Stock Exchange listing rules and any other applicable rules and regulations.

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

In connection with the merger with Roman DBDR completed in December 2021, we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to certain TRA Parties of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in such transaction and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after such transaction, (ii) certain increases in tax basis that occurred as a result of (A) such transaction and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after such transaction, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of exchanges, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Holdings and our possible utilization of tax attributes, the payments that the Company may make under the Tax Receivable Agreement will be substantial.

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

In 2023, Holdings amended its credit facility to transition from bearing interest based on London Interbank Offered Rate (“LIBOR”) to SOFR. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under LIBOR. Additionally, the future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.

The Holdings credit facility contains restrictive covenants that may impair its ability to conduct business.

The Holdings credit facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Holdings must comply with a maximum senior secured leverage ratio and a minimum debt service coverage ratio. Among other things, these covenants restrict Holdings’ (and our) ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. Holdings may not be able to maintain compliance with these covenants in the future and, if it fails to do so, it may not be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of its assets. See Note 6 of Notes to Consolidated Financial Statements in this report for additional information.

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

We may be unable to satisfy the New York Stock Exchange listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

We may be unable to maintain the listing of our securities on the New York Stock Exchange in the future. If our securities are delisted from the New York Stock Exchange, there could be significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage about the Company; and
•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We incur significant costs and obligations as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and the New York Stock Exchange, have increased the costs and the time that must be devoted to compliance matters.

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

Although we are no longer a "controlled company" within the meaning of the New York Stock Exchange rules, we are relying on exemptions from certain corporate governance requirements during a one-year transition.

Because Tungsten no longer holds a majority of our Class A Common Stock, we are no longer a "controlled company" under the Sarbanes-Oxley Act and the New York Stock Exchange listing rules. Pursuant to the phase-in periods stipulated by the New York Stock Exchange listing rules, we are required to be in compliance with certain New York Stock Exchange corporate governance requirements within one year following the date of our loss of "controlled company" status. These requirements include that we have (1) a board that is composed of a majority of "independent directors" as defined under the rules of the New York Stock Exchange and (2) compensation and nominating and governance committees composed entirely of independent directors. We are already required to have a fully independent audit committee.

We have been utilizing, and intend to continue to utilize, the one-year transition period described above to achieve full compliance with these New York Stock Exchange requirements. We currently comply with the requirements for a majority of independent directors; however our Board may from time to time elect to rely on the exemption from such requirement.

Additionally, our compensation and nominating and governance committees do not each currently consist entirely of independent directors. Accordingly, you do not, and during this transition period you will not, have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange applicable to companies that are not "controlled companies."

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

We are required to implement and maintain the financial reporting and disclosure procedures and controls required of a United States publicly traded company. If we fail to properly maintain and implement all required accounting practices and policies, including new accounting practices and policies, as applicable, or maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources or by damaging our reputation, which in either case, could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on the New York Stock Exchange.

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

Broad market and industry factors may depress the market price of our securities irrespective of our operating performance. The stock market in general and the New York Stock Exchange have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our securities prices regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Our outstanding Warrants to purchase, as of September 30, 2025, an aggregate of 3,236,509 shares of our Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Each Warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of 7.97 per share (as adjusted effective February 28, 2025, subject to further adjustment, and will expire at 5:00 p.m., New York time, on December 27, 2026 or earlier upon redemption of our Class A Common Stock or our liquidation. To the extent Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Under the Sarbanes-Oxley Act of 2022, we are required to provide management’s attestation on internal controls. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally require in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 10, 2025, the year in which we marked the fifth anniversary of the consummation of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment. We expect to cease to be an "emerging growth company" at the end of 2025.

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

At September 30, 2025, Tungsten beneficially owned approximately 41% of the shares of our outstanding shares of Class A Common Stock. As a result of this control, Tungsten is able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Tungsten may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Tungsten may in the future own businesses that directly compete with the business of the Company.

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
On September 8, 2025, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated April 19, 2021. by and among Roman DBDR, Roman Parent Merger Sub, LLC (a wholly-owned subsidiary of Roman DBDR), and Holdings, the Company issued an aggregate of approximately 4.3 million shares (as adjusted for the Spin-Off) of Class A Common Stock to certain current and former Holdings equity holders upon achieving a $17.10 volume-weighted average price per share of Class A Common Stock (as adjusted for the Spin-Off). The issued shares were not registered under the Securities Act and were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering without any form of general solicitation, advertising or the involvement of any underwriters.

Repurchases of Equity Securities

On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million (increased to up to $100 million in February 2025) in the aggregate of our outstanding shares of Class A Common Stock or warrants (collectively, the “Securities”). The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of Securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our senior credit facility and Indenture for the Exchangeable Notes, as applicable, and other applicable legal requirements. Repurchases of Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of Securities and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Common Stock or held as treasury stock. During the quarter ended September 30, 2025, the Company purchased an aggregate of 647,782 shares in open market transactions at an average price of $18.90 per share for an aggregate purchase price of approximately $12.2 million. These purchases were completed in August 2025. As of September 30, 2025, $87.8 million of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits
Exhibit Index

Exhibit No.	Description
10.1*+	Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, effective September 23, 2025.

10.2*+	CompoSecure, Inc. Executive Severance Plan, adopted October 2025.

10.3*+	Offer Letter between CompoSecure, L.L.C. and Mary Holt, dated October 9, 2025

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CompoSecure, Inc.'s Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and September 30, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

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

CompoSecure, Inc.

Date: November 03, 2025	By:	/s/ Jonathan C. Wilk
Name: Jonathan C. Wilk Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 03, 2025	By:	/s/ Timothy Fitzsimmons
Name: Timothy Fitzsimmons Title: Chief Financial Officer (Principal Financial and Accounting Officer)