Form 10-K
period 2025-12-31
GPGI, Inc.
filed 2026-03-12
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39687

GPGI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2749902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
309 Pierce Street Somerset, New Jersey 08873
(908) 518-0500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	GPGI	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐
As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting common stock outstanding, other than shares held by affiliates of the registrant at that date, computed by reference to the closing sales price for the registrant's Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), on June 30, 2025, as reported on the Nasdaq Global Market, the market on which the Class A Common Stock was listed on such date, was approximately $665 million (based on the closing sales price of the Class A Common Stock on June 30, 2025 of $14.09).
As of March 2, 2026, there were approximately 289,642,587 shares of the registrant's Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K and certain documents are incorporated by reference into Part IV.

Part I
Item 1. Business
BUSINESS
Background & Strategy

GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI” and, together with its subsidiaries as the context requires, the "Company," “we”, “us” or “our”), is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The operations, capital allocation, and strategy of our operating businesses are managed by Resolute Holdings Management, Inc. (NYSE: RHLD) (“Resolute Holdings”), an entity that was initially formed as a wholly owned subsidiary of the Company and was subsequently spun off to the Company's shareholders on a pro rata basis. This management structure is designed to eliminate the constraints found in traditional structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses. We are focused on systematically deploying the Resolute Operating System (“ROS”) across the Company, which we believe will instill a high-performance culture and drive continuous improvement at each business, resulting in more consistent growth, earnings, and returns for shareholders of GPGI.

The Company has evolved from a single operating business into a diversified permanent capital platform that is today comprised of two market leading businesses: (1) CompoSecure, L.L.C. (“CompoSecure”), a leading manufacturer of premium metal credit cards and provider of secure authentication solutions, and (2) Husky Holdings LLC (“Husky”), a leading manufacturer of injection molding equipment and aftermarket services for the food, packaging, and medical markets. Our focus is to (i) improve the operating performance of CompoSecure and Husky through the consistent deployment of ROS into each business, and (ii) continuously evaluate opportunities to acquire additional businesses that can benefit from the ROS and the Company’s permanent capital base.

Future acquisitions may be bolt-ons to existing operating companies, where a product or service may bolster that business’s capabilities, reach, or offerings. Acquisitions may also be additional operating businesses that participate in different industries than CompoSecure or Husky and would constitute an entirely new business segment. For all new operating companies we evaluate, we rigorously assess them against six criteria. All of these potential acquisitions are assessed to understand if they (1) have a great position, (2) operate in a good industry, (3) are able to differentiate the product or service they offer through technological differentiation, (4) have opportunities for organic growth, (5) have opportunities for inorganic growth, and (6) have opportunities for margin expansion, all while generating sustainable free cash flow. These criteria are critically important to us because we want to acquire businesses with sufficiently durable competitive moats that are worth making strategic investments in to allow for the full benefits of ROS implementation to be realized.

As a function of the Company’s permanent capital base, we believe our platform is a structurally advantaged buyer for private assets. Specifically, we believe GPGI offers an alternative and more favorable exit pathway for large, sponsor-owned assets that are otherwise limited to an initial public offering. We can offer more upfront cash proceeds to the seller, provide speed and certainty, lower the concentrated ownership overhang with access to our high-quality, long-term, and diversified shareholder base, set up the business for success with right-sized leverage, and provide the opportunity to participate in future Resolute Holdings-led value creation. These structural benefits collectively position GPGI to make accretive acquisitions of high-quality businesses at a fair price.

History & Structure

The evolution of the Company from a single operating business into the diversified permanent capital platform it is today began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC (collectively, "Tungsten"), and all of the Class B stockholders of the Company, entered into stock purchase agreements pursuant to which the selling Class B stockholders exchanged their 51,908,422 Class B units and corresponding Class B shares for Class A shares, (collectively, the "Tungsten Transactions") eliminating the Company's existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions.

On September 27, 2024, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings, L.L.C. (formerly CompoSecure Holdings, L.L.C) (“Holdings”). On February 28, 2025, the Company distributed all shares of common stock of Resolute Holdings (“Resolute Holdings Common Stock”) on a pro rata basis to the holders of the Company’s Class A Common Stock as of the February 20, 2025 record date (the “Spin-Off”). Each stockholder of record who held shares of the Company’s Class A Common Stock on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of the Company’s common stock then held.

In connection with the completion of the Spin-Off, Holdings entered into a management agreement with Resolute Holdings (the "CompoSecure Management Agreement"), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of Holdings and its controlled affiliates in exchange for a fee.

Pursuant to the CompoSecure Management Agreement, Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Holdings’ last twelve months' Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects (a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Management Agreement Adjusted EBITDA for GPGI Holdings is calculated without duplication of Husky Holdings’ Adjusted EBITDA as defined in the Husky Management Agreement (as defined below) and its share of Parent Allocated Expense. Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

On November 2, 2025, the Company entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC ("Platinum Equity"), pursuant to which the Company combined with Husky Technologies Limited for aggregate consideration of approximately $4.976 billion, comprised of cash and shares of the Company’s Class A Common Stock (the “Husky Combination”). Concurrently with the execution of the Share Purchase Agreement, the Company entered into purchase agreements with certain investors (“PIPE Investors”), pursuant to which the Company agreed to issue and sell to such investors in a private placement an aggregate of 106.1 million shares of Class A Common Stock at a purchase price per share of $18.50 per share, for an aggregate purchase price of approximately $1.96 billion, subject to consummation of the Husky Transaction (the “PIPE Transaction,” and together with the Husky Combination, the "Husky Transaction"). The Husky Transaction was completed on January 12, 2026, whereby Husky became a wholly owned subsidiary of Holdings.

In conjunction with the closing of the Husky Transaction, Husky and Resolute Holdings entered into a management agreement (the "Husky Management Agreement") on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky in exchange for payment of quarterly management fees.

Following the closing of the Husky Transaction, the Company rebranded to GPGI and, beginning on January 23, 2026, the Company’s Class A Common Stock continued trading on the New York Stock Exchange (the "NYSE") under the ticker symbol “GPGI.”

The Company’s current entity structure as of the date of this report is as follows:

CompoSecure Business

CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. CompoSecure pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.

CompoSecure maintains approximately 75%+ market share in the global metal payment card market and delivered more than 32 million payment cards in 2025, serving over 150 customers across 200 branded and co-branded card programs. The company’s leading position is reinforced by long-standing customer relationships with leading bank issuers like American Express, JPMorgan Chase and Capital One, and financial technology companies like Coinbase, Robinhood, and Gemini. CompoSecure’s customers generate highly recurring demand for metal payment cards after initial program launch, driven by new account acquisition, portfolio expansion, product upgrades, and reissuance for loss, theft, or card expiration. With an estimated global addressable market of approximately 5.5 billion payment cards in issuance, the company’s total penetration is estimated to be less than 1% of total payment cards in issuance and delivered each year.

In addition to metal payment cards, CompoSecure has leveraged its core competencies in advanced manufacturing and trusted hardware to develop secure authentication and digital asset storage solutions through the

Arculus platform. Arculus combines a physical metal card with a mobile software application to enable three-factor secure authentication, high-value transaction authorization, and management of digital assets in cold storage. With its tap-to-authenticate technology, Arculus provides tamper resistance, cryptographic security, and ease of use for enterprise and individual customers facing increased cybersecurity risks across diverse end markets.

CompoSecure has developed the ability to provide volume and quality at the scale required for the success of its very large customer programs, while also driving manufacturing efficiencies and a cost advantage. The company also has separate manufacturing operations designed to optimize smaller quantity production runs for pilot or more specialized card programs. Coupled with its manufacturing footprint, CompoSecure holds over 1,000 design and utility patents, representing more than 65 U.S. and foreign patent families issued and more than 35 U.S. and foreign patent family applications pending. The company expects to continue developing innovations for payment card form factor design, components, and manufacturing methods, as well as further technological innovations for the Arculus platform.

Husky Business

Headquartered in Bolton, Ontario, Husky is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Since its founding in 1953, Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions. As of December 31, 2025, Husky serves approximately 4,000 customers in approximately 140 countries through approximately 13,500 installed systems, including over 6,000 fully integrated polyethylene terephthalate (“PET”) systems.

Husky’s injection molding equipment solutions are focused on maximizing performance by increasing productivity, reducing part variability, and reducing maintenance to minimize the total cost of ownership for ultra-high volume applications. The company’s product mix includes injection molding systems, application-specific molds and hot runners, and advanced precision controller technologies. Additionally, Husky has developed its Advantage+Elite remote asset monitoring, enabling its technical service team to monitor customers’ equipment around the world on a real time basis to provide proactive service. Using advanced data algorithms, the company is able to remotely predict performance deterioration and identify issues before they occur, avoiding unplanned downtime and expanding its customer share of wallet. Due to its market leading installed base of equipment, Husky generates approximately 65% of its revenue from highly recurring aftermarket molds, hot runners and controllers, service contracts, aftermarket parts and tooling, and technology upgrades.

Husky has a significant market position in PET beverage systems and aftermarket molds with a highly diversified customer base. The company’s well-established position is underpinned by its extensive intellectual property and trade secret knowledge base developed over decades of research and development investment and customer-centric innovation. Husky has approximately 1,350 issued and active patents and has significant brand recognition amongst its customers who view it as the premier name in quality, service, and value.

Husky has a global operating footprint consisting of manufacturing facilities in Canada, the United States, Luxembourg, Switzerland, China, and India. The company also has an extensive sales and service network consisting of approximately 650 service representatives, with service technicians located in over 50 countries.

The Husky Transaction was completed on January 12, 2026, and accordingly, the Company’s results of operations and financial statements for the fiscal year ended December 31, 2025 do not reflect the results of Husky, which was not a part of the Company until after the completion of this fiscal period.

Human Capital/Employees

As of February 1, 2026, CompoSecure had approximately 971 full-time employees, and 6 part-time employees and Husky had approximately 4,556 full-time employees, and 80 part-time employees.

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

The Company focuses human capital efforts on attracting and retaining employees with skills and experience which benefit the business and support the Company's mission and values. Compensation programs are competitive, including base wage and salary rates, annual cash incentives, long-term equity incentives, medical, dental and vision insurance, paid time off, and employee assistance program, and other benefits. The Company also fosters ongoing management development through training and promotions.

The Company promotes honest, ethical and respectful conduct. The Company's Code of Conduct sets the standards for appropriate behavior, and employees are required to follow these standards and participate in regular training programs. The Company encourages employees to bring forward issues and concerns, and maintains a whistleblower hotline system. The Company conducts ongoing employee training programs for ethics, anti-harassment and other important programs and policies. The Company and its employees participate in community initiatives to enhance the lives of people in the communities in which the Company and its employees work and live through volunteerism, charitable giving and other support. The Company’s Code of Conduct is available at https://gpgi.com/corporate-governance/.

Additional Information

Our website is www.GPGI.com. We make available through the “Investors” section, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such materials with or furnishing such documents to the Securities and Exchange Commission (the “SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC.

The SEC maintains a site that contains reports, proxy and information statements, and other information regarding issues, such as the Company, that file electronically with the SEC at www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although GPGI, Inc. (the "Company," "we" or "us") believes that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward- looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

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

•We may not be able to sustain our revenue growth rate in the future;

•We may fail to retain existing customers or identify and attract new customers;

•Our dependence on certain distribution partners and the risk of their loss;

•Risks to market share and profitability due to competition;

•As consumers and businesses spend less, our businesses, operation outcomes and financial state may be adversely affected;

•Production quality and manufacturing process disruptions could adversely affect our businesses;

•Disruptions in our supply chain or the performance of our suppliers and/or development partners could occur;

•Our future growth may depend upon our ability to develop and commercialize new products, and we may be unable to introduce new products and services in a timely manner;

•Our failure to operate our businesses in compliance with the security standards of the payment card industry or other industry standards applicable to our customers, such as payment networks certification standards, could adversely affect our businesses;

•Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage and increase risks of litigation;

•System outages, data loss, disruptions at our primary production facility or other interruptions could affect our operations;

•Product liability and warranty claims and their associated costs may adversely affect our businesses;

•We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our businesses;

•The adoption of new tax legislation could affect our financial performance;

•The risk that the anticipated benefits of our combination with Husky Technologies Limited (“Husky,” and such combination, the “Husky Transaction”) or any future acquisitions may not be fully realized or may take longer to realize than expected;

•Risks related to the significant international operations of our Husky business;

•Unexpected costs, charges or expenses resulting from the Husky Transaction or any future acquisition or difficulties in integrating and operating acquired companies;

•Risks relating to the management of our businesses by Resolute Holdings Management, Inc., including our reliance on Resolute Holdings for management services under the Management Agreements (as defined below), each of which gives Resolute Holdings substantial influence over our businesses, operations, and strategy;

•The outcome of any legal proceedings that have been or may be in the future instituted against us, our businesses or others;

•Our inability to safeguard against misappropriation or infringement of our intellectual property may adversely affect our businesses;

•We may incur substantial costs because of litigation or other proceedings relating to patents and other intellectual property rights;

•Escalating U.S. tariffs or other trade restrictions on imported raw materials, and any retaliatory measures by other countries, could increase our costs which could have a material adverse impact on our results of operations;

•Future exchange and interest rates;

•We have limited experience in the digital assets industry and may not succeed in fully commercializing the products and solutions derived from the technology of the Arculus Holdings, L.L.C. subsidiary (“Arculus”) of our CompoSecure business;

•Risks related to the rapid evolution of the security markets, including that our CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance or may not provide sufficient protection;

•Digital asset storage systems, such as the Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to the reputation and brand of our CompoSecure business and us;

•Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects our business, prospects or operations; and
•Other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

•Risks Related to Our Businesses
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
•Risks Related to the Management Agreements
◦Risks associated with the management of our businesses for a fee by Resolute Holdings, which has substantial influence over our businesses, operations and strategy and upon which our businesses are heavily reliant.
•Risks Related to the Business of CompoSecure
◦Failure to retain existing customers or identify and attract new customers could adversely affect the business, financial condition and results of operations of our CompoSecure business.
◦The future growth of our CompoSecure business may depend upon its ability to develop and commercialize new products, and our CompoSecure business may be unable to introduce new products and services in a timely manner.
◦A disruption in the operations or supply chain of our CompoSecure business or the performance of its suppliers and/or development partners could adversely affect the business and financial results of our CompoSecure business.
◦Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and our CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance.
◦Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the business, prospects or operations of our CompoSecure business.
◦Production quality and manufacturing process disruptions could adversely affect our CompoSecure business.
•Risks Related to the Business of Husky
◦The results of operations of the Husky business are reliant on unpredictable customer purchasing trends.
◦Growth in emerging markets may impact the sales of the Husky business.
◦There is no certainty that the Husky business will be able to manage fluctuations in raw materials.
◦Failure of suppliers to deliver in a timely and cost-effective manner would adversely impact our operations.
◦The significant international operations of the Husky business subject us to risks inherent in doing business in foreign jurisdictions.
◦New or increased taxes or other governmental regulations targeted to decrease the consumption of certain type of beverages may adversely affect our Husky business.

•Risks Related to Our Indebtedness
◦Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.
◦We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
◦Despite our high level of indebtedness, we and our subsidiaries are able to incur significant additional amounts of debt or we may pay dividends or make other payments in the future, which could further exacerbate the risks associated with our substantial financial leverage.
◦Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•General Risks Related to the Ownership of Our Securities
◦Our only significant asset is our ownership of our subsidiaries’ businesses. If the businesses of our subsidiaries are not profitably operated, they may be unable to make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
◦Provisions in our certificate of incorporation (the "Charter") and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
◦We may be unable to satisfy the NYSE listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.
◦If our performance does not meet market expectations, the price of our securities may decline.
◦Because certain significant stockholders control a significant percentage of our Class A Common Stock, such stockholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our Class A Common Stock.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additionally, the risks and uncertainties described in this report, or in any document incorporated by reference herein, are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Businesses

Rapidly evolving domestic and global economic conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.

U.S. and international markets may experience uncertain and volatile economic conditions. These conditions make it extremely difficult for us and our suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to sustain our revenue growth rate in the future.

We may not continue to achieve sales growth in the future and you should not consider our sales growth in fiscal 2025 as indicative of future performance. It is also possible that our growth rate may slow in future periods due to a number of factors, which may include slowing demand for our products, increased competition, decreasing growth of the overall market, or inability to engage and retain customers. If we are unable to maintain consistent sales or continue our sales growth, it may be difficult for us to maintain profitability.

Any failure by us to identify, manage, integrate and complete acquisitions and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we intend to, from time to time, seek to acquire businesses or interests in businesses, including non-controlling interests, or form joint ventures or create strategic alliances. The due diligence we undertake with respect to potential targets may not reveal or highlight all relevant facts that are necessary or helpful in evaluating the potential target, and we will incur expenses in connection with performing such due diligence whether or not an acquisition is ultimately completed. Whether we realize the anticipated benefits from such activities may depend, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, our correct assessment of assumed liabilities and the management of the operations. Accordingly, our financial results could be adversely affected by unanticipated performance and liability issues, our failure to achieve benefits we expected to obtain, transaction-related charges, amortization related to intangibles, and charges for impairment of long-term assets.

Our ability to realize the expected benefits of an acquisition may also be subject to, among other things, our ability to complete the timely integration of operations and systems, standards, controls, procedures, policies and technologies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination, difficulties in managing the expanded operations of a significantly larger and more complex combined business, or difficulties in implementing our strategies, including the Resolute Operating System, at the acquired businesses.

Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage, and increase risks of litigation, which could adversely affect our business, financial condition and results of operations.

Our information technology (“IT”) infrastructure’s ability to reliably and securely protect the sensitive confidential information of our customers, which include large financial institutions, is critical to our business. Security breaches have become more common across many industries. Cyber incidents have been increasing in sophistication, including through the use of novel tools and strategies such as those that leverage AI, and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The occurrence of these types of incidents in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, including sensitive personal information of customers and employees, which could harm our business and reputation, adversely affect consumers’ confidence in our business and products, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of customers, pose increased risks of lawsuits and subject us to potential financial losses.

Additionally, it is possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, although cybersecurity remains a high priority, our activities and investment may not sufficiently protect our system or network against cyber threats, nor sufficiently prevent or limit the damage from any future security breaches. As our businesses expand and these threats continue to evolve, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches, including costs to deploy additional personnel and protection technologies, integrate cybersecurity programs and systems across businesses, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe. For example, in March 2023, the Husky business experienced a cybersecurity incident involving unauthorized access to certain systems and the exfiltration of certain data. Following the incident, the Husky business undertook response and remediation actions, including engaging external advisors, investigating the incident, restoring affected systems, and enhancing security controls. In connection with the incident, the Husky business made a payment to the threat actor. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments, and there is always a risk that the threat actor will not adhere to negotiated terms or that threat actors will initiate other attacks. Any cybersecurity incidents, or abuse or misuse of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both the customers of our businesses and us, which could significantly and adversely harm our business and reputation. In addition, if it becomes necessary for our businesses to further restrict the availability or use of platform controls and system tools by employees in response to any abuse or misuse, the ability of our businesses to deliver high-quality and timely customer support could be impaired.

Although we maintain cyber liability insurance, this insurance may be subject to limitations, exclusions, deductibles or coverage disputes, and we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Furthermore, any material breach of our security systems could result in material adverse consequences, including operational disruptions, loss or unauthorized disclosure of sensitive or confidential information, harm to our competitive position, result in a loss of customer trust and confidence, result in reputational harm, lead to litigation, regulatory inquiries or enforcement actions, and cause us to incur significant costs to mitigate or remedy any damage resulting from system or network disruptions, whether caused by cyberattacks, security breaches or otherwise, which could ultimately adversely affect our business, financial condition and results of operations.

Risks associated with our technology systems, including system outages, data loss or others, could adversely affect our business and reputation.

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

Additionally, new technologies, such as the use of AI and machine learning, present evolving and significant legal and operational risks for us and our third-party vendors. We have begun to use AI and machine learning technologies, including those licensed from third parties, in our processes and technologies. Our ability to continue to use such technologies at the scale necessary may depend on our ability to increase our investments in such technologies, and on our access to specific third-party software and infrastructure, some of which may not be available on terms we find commercially acceptable or at all. The availability of these tools is also subject to disruption, outages and vulnerabilities, and our use of these tools may subject us to additional risks, including misuse, information loss, reputational harm, intellectual property risks, and others. There can be no assurance that the usage of AI will enhance our strategies or initiatives, or enhance our products or services.

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

Companies in the industries in which we operate have commenced litigation to properly protect their intellectual property rights. Any proceedings or litigation that we initiate to enforce our intellectual property rights, or any intellectual property litigation asserted against us, could be costly and divert the attention of managerial and other personnel and further, could result in an adverse judgment or other determination that could preclude us from enforcing our intellectual property rights or offering some of our products to our customers. Royalty or other payments arising in settlements could negatively impact our profit margins and financial results. If we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may need to indemnify some customers and strategic partners related to allegations that our products infringe the intellectual property rights of others. Additionally, some of our customers, suppliers and licensors may not be obligated to indemnify us for the full costs and expenses of defending against infringement claims. We may also be required to defend against alleged infringement of the intellectual property rights of third parties because our products contain technologies properly sourced from suppliers or customers. We may be unable to determine in a timely manner or at all whether such intellectual property use infringes the rights of third parties. Any such litigation or other proceedings could adversely affect our business, financial condition and results of operations.

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

A portion of the raw materials used by our businesses to manufacture the products they produce are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, as well as any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

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

Our accounting is complex, and if it is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to apply many complex requirements and standards, some of which require significant judgment. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors cause our accounting to become complex, including the management of our businesses by Resolute Holdings. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, or if we are required to make changes in the presentation of our financial statements due to the foregoing factors or otherwise, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims.

Risks Related to the Management Agreements

Our businesses are managed for a fee by Resolute Holdings, which has substantial influence over our businesses, operations and strategy and upon which our businesses are heavily reliant.

Pursuant to the CompoSecure Management Agreement and the Husky Management Agreement (together, the "Management Agreements"), Resolute Holdings exercises substantial influence over our CompoSecure and Husky businesses, including being responsible for, among other things: establishing and monitoring business objectives, financing activities and operating performance; selecting and overseeing the management team and their operating performance; reviewing and approving compensation and benefit plans, programs, policies and agreements, including with respect to any grants of equity awards to persons providing services; devising capital allocation strategies, plans and policies; setting budget parameters and expense guidelines and monitoring compliance therewith; identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business combinations; originating and recommending opportunities to form or acquire, and structuring and managing, any joint ventures; leading or overseeing negotiations with potential participants in any business opportunity under consideration and determining (or delegating to any officer of Holdings and Husky Holdings, as applicable, the decision to determine) if and when to proceed; engaging and supervising independent contractors and third-party service providers; reviewing and approving compensation and benefit plans, programs, policies and agreements; communicating with the holders of any securities (i) as required to satisfy any reporting and other requirements of any governmental authority having jurisdiction over Holdings and Husky Holdings, as applicable, and (ii) to maintain effective relations with such holders; overseeing all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) (other than with Resolute Holdings or its affiliates); counselling Holdings and Husky Holdings, as applicable, in connection with decisions required by Delaware law to be made by the Company's Board; and performing such other services from time to time in connection with the management of the business and affairs of Holdings and Husky Holdings, as applicable, and their activities as the Company's Board shall reasonably request and/or Resolute Holdings shall deem appropriate under the particular circumstances, in each case to the fullest extent permitted by Delaware law, federal securities laws, the NYSE listing rules and any other applicable rules and regulations.

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

The Management Agreements do not create a mutually exclusive relationship between Holdings, Husky Holdings, and Resolute Holdings.

The Management Agreements and the obligations thereunder to provide Holdings and Husky Holdings with management services do not create a mutually exclusive relationship between Resolute Holdings, on the one hand, and any of the companies that Resolute Holdings manages, including Holdings and Husky Holdings, on the other. The allocation of Resolute Holdings’ resources is within Resolute Holdings’ sole discretion, and the resources of Resolute Holdings are not required to be, nor are they, fully dedicated to our business and operations. Resolute Holdings is responsible for its own business activities and, as a result, not all of the business time of Resolute Holdings’ personnel will be devoted to our business. Furthermore, we expect that Resolute Holdings will from time to time pursue new business activities, including the management of additional businesses. Accordingly, in addition to the management of Holdings and Husky Holdings, Resolute Holdings may alternatively focus its efforts on the business(es) of one or more of its other managed companies, the pursuit of additional management agreements with additional managed companies, other strategies, or a combination thereof, each of which could require Resolute Holdings to divert some of its personnel's time and attention away from the management of our business.

The Management Agreements may each be terminated by Resolute Holdings, on the one hand, or Holdings and Husky Holdings, on the other hand, as applicable, and a termination fee may be payable in certain circumstances.

The Management Agreements each have an initial term of 10 years, following which each will be subject to automatic renewal for successive 10-year periods. Resolute Holdings may terminate either the CompoSecure Management Agreement or the Husky Management Agreement for any reason upon 180 days’ notice before the last day of the initial term or a renewal term, and no termination fee would be payable upon such termination. Each of Holdings or Husky Holdings, as applicable, and Resolute Holdings may terminate its respective Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings or Husky Holdings, as applicable, to pay a termination fee. The termination fee that may become payable by us in connection with these events could be significant and may have a material adverse effect on our results of operations, or if paid all or partially in shares of our Class A Common Stock, could result in significant dilution to the holders of our Class A Common Stock. We can offer no assurance that Resolute Holdings will continue to manage our business and provide services to us in the future or that we will continue to have access to Resolute Holdings’ personnel. The loss of services or departure of one or more members of Resolute Holdings’ management team could adversely affect our financial performance, business, and results of operations. See “Business—History & Structure.”

Resolute Holdings maintains a contractual as opposed to a fiduciary relationship with Holdings and Husky Holdings, and has limited liability under its respective Management Agreement for which it may be indemnified.

Neither of the Management Agreements imposes on Resolute Holdings an express or implied fiduciary duty to Holdings, Husky Holdings, any of its respective controlled affiliates or any holders of equity or voting interests in Holdings or Husky Holdings or such controlled affiliates, and under such Management Agreement, Resolute Holdings does not assume any responsibility other than to render to Holdings or to Husky Holdings the services called for thereunder in good faith. Under the terms of the respective Management Agreement, Resolute Holdings and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders (collectively, the “Resolute Holdings Indemnified Parties”) are not liable to Holdings or to Husky Holdings or to us or our stockholders, for any acts or omissions performed in accordance with and pursuant to, or in furtherance of, the respective Management Agreement. Holdings and Husky Holdings has each agreed to indemnify the Resolute Holdings Indemnified Parties with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (excluding certain limited documented and reasonable out-of-pocket expenses incurred in connection with investigating, preparing or defending any acts or omissions by Holdings or Husky Holdings, respectively, or its respective officers, employees or affiliates performed in accordance with, pursuant to or in furtherance of the applicable Management Agreement) arising from any acts or omissions performed in good faith in accordance with, pursuant to, or in furtherance of such Management Agreement and not constituting bad faith, fraud, willful misconduct, gross negligence or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to such Management Agreement. Accordingly, under the management of Resolute Holdings, our business may experience poor performance or losses or incur expenses for which Resolute Holdings will not be liable.

We may have conflicts of interest with Resolute Holdings and its other affiliates.

In addition to providing management services to each of Holdings and Husky Holdings, Resolute Holdings may provide management services to other companies, including those that are in the same or similar lines of business as ours. Moreover, some of our executive officers and/or directors, including David Cote and Thomas Knott, are also executive officers and/or directors of Resolute Holdings and may serve in similar positions at other companies managed by Resolute Holdings. As a result, certain of our directors may have duties to Resolute Holdings which duties could conflict with the duties they owe to us, which could require them to recuse themselves from certain determinations, and could result in action or inaction that is detrimental to our business. In addition, we may from time to time have conflicts of interest with Resolute Holdings in its management of our business as operated through Holdings, which may arise primarily from the involvement of Resolute Holdings and its affiliates in other activities that may conflict with our business, including conflicts between our business activities as operated through Holdings and the business activities of other companies managed by Resolute Holdings. Under the Management Agreements, Resolute Holdings and its affiliates are permitted to engage in such activities, and Resolute Holdings and its affiliates' engagement in such activities may not be favorable to us and may be contrary to our interests. These and other potential conflicts of interest between us and Resolute Holdings and its affiliates could have an adverse effect on the operation of our business.

Risks Related to the Business of CompoSecure

Failure to retain existing customers or identify and attract new customers could adversely affect the business, financial condition and results of operations of our CompoSecure business.

The two largest customers of our CompoSecure business are JPMorgan Chase and American Express. Together, these customers represented approximately 55% and 62% of the net sales of our CompoSecure business for the years ended December 31, 2025 and 2024, respectively. The ability of our CompoSecure business to meet customers’ high-quality standards in a timely manner is critical to its business success. If our CompoSecure business is unable to provide its products and services at high quality and in a timely manner, its customer relationships may be adversely affected, which could result in the loss of customers.

The ability of our CompoSecure business to maintain relationships with customers or attract new customers may be affected by several factors beyond its control, including more attractive product offerings from competitors, widespread industry disruptions (such as adverse crypto market disruptions where failures, cybersecurity incidents, fraud or regulatory actions involving other digital asset companies reduce consumer confidence in digital assets generally and thereby could reduce demand for our CompoSecure business' Arculus products, adoption or enactment of new legislation or agency rules, and the outcomes of regulatory enforcement actions and other major litigation), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, our CompoSecure business may also be limited in the products it can offer and the pricing it can receive for such products due to restrictions present in certain of its customer contracts, which may negatively impact its ability to retain existing customers or attract new customers. If our CompoSecure business experiences difficulty retaining customers and attracting new customers, its business, financial condition and results of operations may be materially and adversely affected.

Commercializing new products can be a lengthy and complex process. If our CompoSecure business is unable to introduce new products and services in a timely manner, its business could be materially adversely affected.

The markets for the products and services of our CompoSecure business are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. For example, our CompoSecure business has historically focused on the payment card industry, but it is a new entrant into the digital assets industry. In order to achieve successful technical execution of new products, our CompoSecure business may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of its existing customers. Our CompoSecure business may also experience difficult market conditions, such as the recent widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby our CompoSecure business could incur significant additional cost and expense. If the products and solutions derived from the Arculus platform fail to gain market acceptance, the ability of our CompoSecure business to achieve future growth could be significantly impaired. In addition, competitors may develop and commercialize competing products faster and more efficiently than our CompoSecure business is able to do so, which could further negatively impact its business.

The product and service offerings of our CompoSecure business could be rendered obsolete if it is unable to develop and introduce innovative products in a cost-effective and timely manner. Other developing or unforeseen technology solutions and products could render our CompoSecure business’ existing products unpopular, irrelevant or obsolete altogether.

The ability of our CompoSecure business to develop and deliver new products and services successfully will depend on various factors, including its ability to: effectively identify and capitalize upon opportunities in new and emerging product markets; invest resources in innovation and research and development; develop and implement new processes for the manufacture or offer of new products or services; complete and introduce new products and integrated services solutions in a timely manner; license any required third-party technology or intellectual property rights; qualify for and obtain required industry certification for its products; and retain and hire talent experienced in developing new products and services. The business and growth of our CompoSecure business also depend in part on the success of its strategic relationships with third parties, including technology partners or other technology companies whose products are integrated with its products. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and its integrations in particular, or errors or defects in their technologies or products, could adversely affect the relationships of our CompoSecure business with its customers, damage its brand and reputation, and could adversely affect its business, financial condition and results of operations.

Disruptions at our CompoSecure business’ primary production facility may adversely affect the business, results of operations and/or financial condition of our CompoSecure business.

A substantial portion of our CompoSecure business’ manufacturing capacity is located at its primary production facility. Any serious disruption at such facility could impair the ability of our CompoSecure business to manufacture enough products to meet customer demand, and could increase its costs and expenses and adversely affect its revenues. Its other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet its customers’ expectations or requirements. Long-term production disruptions may cause its customers to modify their payment card programs to use plastic cards or to seek an alternative supply of metal cards. Any such production disruptions could adversely impact the business, financial condition and results of operations of our CompoSecure business.

A disruption in the operations or supply chain of our CompoSecure business or the performance of its suppliers, liquidity partners and/or development partners could adversely affect the business and financial results of our CompoSecure business.

As a company engaged in manufacturing and distribution, our CompoSecure business is subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which our CompoSecure business has no control. Some of the key components used in the manufacture of its products are metals, NFC-enabled chips and EMV chips, which our CompoSecure business sources from several key suppliers. Our CompoSecure business obtains its components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of its suppliers and/or development partners could subject our CompoSecure business to losses or adversely affect its ability to bring products to market. Additionally, the failure of its suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect our CompoSecure business’ customer service levels and overall business. Any increases in the costs of goods and services for our CompoSecure business may also adversely affect its profit margins particularly if it is unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Additionally, our CompoSecure business partners with third-party providers to offer certain Arculus-related services to its customers, including functionality that depends on third-party service providers, such as transaction execution platforms, liquidity providers and on/off ramps. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet the expectations of our CompoSecure business, experiences a cybersecurity incident, becomes insolvent, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time, is subject to regulatory enforcement proceedings concerning their operations or terminates their services, our CompoSecure business could be forced to restrict or discontinue certain Arculus features, including support for certain purchase and swap transactions. This could disrupt the operations of the Arculus solutions, harm our users and materially and adversely affect our business.

Furthermore, to the extent the customers of our CompoSecure business interact with third-party custodians, exchanges or other partners to purchase, swap or hold digital assets, they may face additional risks. The legal treatment of custodied digital assets in the event of a third-party partner's insolvency or bankruptcy is uncertain. Courts have not yet definitively determined whether such assets would be considered part of the custodian's bankruptcy estate. As a result, in the event of a third-party partner's failure, customers could face delayed or lost access to their digital assets, and our CompoSecure business could face reputational harm, regulatory scrutiny and potential claims, even if it does not custody these digital assets itself.

The future growth of our CompoSecure business may depend upon its ability to develop and introduce new products.

Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and our CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks.

Cybersecurity markets are experiencing significant and fast-paced technological change, evolving industry standards and customer needs. Arculus Authenticate solutions represent an innovative approach to identity protection, and may not achieve widespread market acceptance. Other methods, technologies, products or services may offer similar or better authentication solutions than our CompoSecure business’ hardware authentication solutions. If our CompoSecure business is unable to adapt to such changes, its ability to compete effectively may be adversely impacted, which could have a negative effect on the business, financial condition or results of operations of our CompoSecure business. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks. Internal and external factors, including possible defects in our CompoSecure business’ products, or system failures in services provided by third parties for use with Arculus Authenticate solutions, could cause our CompoSecure business’ products and/or services to become vulnerable to security attacks which could result in the loss of identity protection for businesses and consumers. There is, therefore, a risk that the hardware authentication products of our CompoSecure business could become ineffective against evolving cybersecurity threats. Any such developments, real or perceived, may have a negative impact on the reputation of our CompoSecure business, which could have a negative effect upon its business, financial condition or results of operations.

Digital asset storage systems, such as the Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to the reputation and brand of our CompoSecure business.

Digital assets have the potential to be used for financial crimes or other illegal activities. Even if our CompoSecure business complies with all laws and regulations, it has no ability to ensure that its customers, partners or others to whom it licenses or sells its products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity our CompoSecure business receives regarding any allegations of unlawful uses of the Arculus Cold Storage Wallet could damage the reputation of the CompoSecure business and such damage could be material and adverse, including to aspects of its business that are unrelated to the Arculus platform. More generally, any negative publicity regarding unlawful uses of digital assets in the marketplace could materially reduce the demand for our CompoSecure business’ products and solutions derived from the Arculus platform.

The Arculus Cold Storage Wallet uses an architecture where the private keys needed to access digital assets are stored outside of the Internet. Through the use of the Arculus Cold Storage Wallet, our CompoSecure business’ three-factor authentication technology may be able to increase the safety of users’ assets during storage, as compared to storing such digital assets in a hot storage wallet, which is constantly connected to the internet. Further, digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the public network. There is no guarantee that these security measures or any that our CompoSecure business may develop in the future will be effective. Notwithstanding the increased security of the Arculus Cold Storage Wallet as compared to a hot storage wallet system, any loss of private keys, or hack or other compromise or failure of, the Arculus Cold Storage Wallet and its security features could materially and adversely affect the ability of our CompoSecure business’ customers to access or sell their digital assets and could cause significant reputational harm to our CompoSecure business’ Arculus Cold Storage Wallet business, which could have a material adverse effect on the business, financial condition and results of operations of our CompoSecure business.

Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the business, prospects or operations of our CompoSecure business.

Regulatory uncertainty surrounds the digital asset environment, and the regulatory classification of such digital assets.

As digital assets have grown in both popularity and market size, the regulatory approach by governments worldwide has varied significantly, with some deeming them illegal and others permitting their use and trade under specified conditions. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including in the U.S.

The occurrence of adverse market events, such as bankruptcies of prominent digital asset entities (like FTX), may increase regulatory scrutiny and may prompt new compliance requirements that could adversely affect the ability of our CompoSecure business to develop and offer digital asset-related services and products, such as the Arculus Cold Storage Wallet, or impose significant costs on our CompoSecure business.

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

While actions taken by President Trump following his January 2025 inauguration have appeared to signal the beginning of a much more favorable U.S. governmental approach to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn attention of regulators and private plaintiffs in recent years.

Laws and regulations regarding digital asset management, if enacted and found to be applicable to our CompoSecure business, may require it to modify its products and services and could adversely affect its business.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including some with a focus on digital asset market structure. While multiple bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure, at this time, it is unclear whether any of these bills ultimately will become law. Even if any such bill becomes law, its implementation may will require significant follow-on rulemaking by U.S. federal agencies. In addition, such laws may be inconsistent with, may conflict with or may be less favorable to the digital asset industry and to the Arculus Cold Storage Wallet and Arculus solutions than the guidance currently or previously announced by such U.S. federal regulators.

In addition, following passage of any such digital asset related laws, such laws may be amended, repealed or even replaced by future laws. For instance, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), the first comprehensive, U.S. federal law concerning permitted payment stablecoins, was signed into law in July 2025. The GENIUS Act directs certain U.S. federal regulators, including banking regulators, to promulgate implementing rules and regulations; however, no such final rules or regulations have yet been adopted. In addition, current negotiation by Congress of digital asset market structure legislation includes calls by some U.S. federal lawmakers to revisit or modify terms of the GENIUS Act, including concerning whether yield may be paid on stablecoins. As such, the full legal landscape applicable to stablecoins remains uncertain.

Furthermore, to the extent that the Arculus Cold Storage Wallet or any other Arculus solution supports any stablecoins, the customers of our CompoSecure business may be exposed to risks specific to such digital assets. These include the risk that a stablecoin issuer fails to maintain sufficient reserve assets to back the stablecoin, or that failures by banks or other counterparties holding those reserves could cause the stablecoin to lose its value or “de-peg” from its reference asset, exposing users to losses. As described above, the regulatory landscape for stablecoins is evolving rapidly, which could impose significant new compliance costs on our CompoSecure business and its partners. Additionally, if a stablecoin supported by any of the Arculus solutions is alleged to be used for illicit activity, our CompoSecure business could suffer reputational harm.

Following the election of President Trump, the SEC and the CFTC have published guidance, including in the form of certain no-action relief, concerning the application of U.S. federal laws governing commodities and securities to digital assets. In the absence of a comprehensive U.S. federal law governing digital assets market structure, however, such agency guidance and any forthcoming rules and regulations could be subject to litigation, including potential allegations that such agencies exceeded their statutory authority when issuing or promulgating such guidance.

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant to seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. At present, as a result of litigation concerning the virtual currency mixer known as Tornado Cash, uncertainty exists concerning the ability of OFAC to impose sanctions in the digital asset space.

In addition, the U.S. Treasury, the IRS and other agencies also continue to consider and propose new rules and guidance applicable to digital assets, such as regulations on tax information reporting and withholding obligations, potential implementation of a global standard to improve tax compliance and IRS access to information concerning U.S. taxpayers’ digital asset-related transactions outside of the U.S. Complying with these and other new reporting rules may require substantial investment in new compliance processes and systems, and any failure to comply could expose our CompoSecure business or its partners to potential taxes and penalties.

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

In sum, the U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If our CompoSecure business is found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that our CompoSecure business could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject our CompoSecure business to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of its Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. The failure of our CompoSecure business to comply with applicable laws or regulations, or the costs associated with defending any action alleging its noncompliance with applicable laws or regulations, could materially and adversely affect our CompoSecure business and its results of operations.

Further, a particular digital asset’s status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if our CompoSecure business is unable to properly characterize a digital asset or assess its tax treatment, our CompoSecure business may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect the business, operating results, and financial condition of our CompoSecure business.

In order to determine whether a particular digital asset is a security (or whether transactions in such digital assets would constitute an offer or sale of a security), prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, our CompoSecure business relies upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology that our CompoSecure business has used, and expects to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security, including actions by state authorities or private plaintiffs. At present, certain high-profile securities class actions remain before courts in the U.S. While, in the absence of fraud or crime, the SEC’s stance under the current Presidential administration appears to have shifted away from digital asset-related enforcement efforts, and key SEC staff have attempted to clarify certain circumstances under which they believe that transactions in digital assets would not constitute transactions in securities, the case law precedent in the U.S. is not necessarily favorable to digital asset market participants or consistent with such changed SEC views. As such, risks remain that courts in the U.S. may rule in ways that are not consistent with, or that may conflict with, current SEC views concerning regulations of digital assets.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as transactions in “securities,” our CompoSecure business may be subject to additional risk because such digital assets are subject to heightened scrutiny, including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, our CompoSecure business may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt sales of its Arculus products and services. Alternatively, our CompoSecure business may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and our CompoSecure business may be unsuccessful in efforts to establish such a partnership.

In addition, our CompoSecure business does not currently intend to effect or otherwise facilitate trading in securities by its Arculus customers through the use of its Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Despite implementing policies and procedures to monitor compliance with relevant laws, with a goal of ensuring that its Arculus activities do not result in our CompoSecure business inadvertently acting as an unregistered broker-dealer or investment advisor, our CompoSecure business cannot assure that these measures will be completely effective. Should regulators challenge the stance of our CompoSecure business regarding its non-obligations under various securities regulations, this could have a material and adverse impact on the operations of our CompoSecure business. If our CompoSecure business is found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, our CompoSecure business would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security, or our CompoSecure business partners with a third-party registered broker-dealer or investment adviser, acquires a registered broker-dealer or investment adviser or registers as a securities broker-dealer or investment adviser, any of which our CompoSecure business may elect not to do or may not be successful in doing. For any period of time during which our CompoSecure business is found to have inadvertently acted as an unregistered broker-dealer or investment adviser, our CompoSecure business could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of its Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. The failure of our CompoSecure business to comply with applicable laws or regulations, or the costs associated with defending any action alleging our CompoSecure business’ noncompliance with applicable laws or regulations, could materially and adversely affect our CompoSecure business and its results of operations.

Our CompoSecure business believes the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet does not involve any purchase, sale or other transaction effected by our

CompoSecure business (or any party other than the sender and the recipient). Further, our CompoSecure business is not compensated for such user-directed activities. However, regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet, or other Arculus-related activities would require registration and compliance with broker-dealer and/or securities exchange regulations.

Regulatory risks of operating as an unregistered exchange or as part of an unregistered exchange mechanism

Any venue that brings together purchasers and sellers of digital assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), our CompoSecure business may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, our CompoSecure business could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on our CompoSecure business. While our CompoSecure business does not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and our CompoSecure business would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause our CompoSecure business to discontinue its purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access.

Production quality and manufacturing process disruptions could adversely affect our CompoSecure business.

The products and technological processes of our CompoSecure business are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. Our CompoSecure business has experienced in the past, and may experience in the future, production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by its suppliers. Utilities interruption or other factors beyond the control of our CompoSecure business like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. Any such event could adversely affect the business, financial condition and results of operations of our CompoSecure business.

The failure of our CompoSecure business to operate in compliance with the security standards of the payment card industry or other industry standards applicable to its customers, such as payment networks certification standards, could adversely affect our CompoSecure business.

Many customers of our CompoSecure business issue their cards on the payment networks that are subject to the security standards of the payment card industry or other standards and criteria relating to product specifications and supplier facility physical and logical security that our CompoSecure business must satisfy in order to be eligible to supply products and services to such customers. The contractual arrangements of our CompoSecure business with its customers may be terminated if it fails to comply with these standards and criteria.

Our CompoSecure business make significant investments in its facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. Our CompoSecure business may become ineligible to provide products and services to its customers if it is unable to continue to meet these standards. Many of the products and services of our CompoSecure business are subject to certification with one or more of the payment networks. Our CompoSecure business may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if it were to lose its certification from one or more of the payment networks or payment card industry certification for one or more of its facilities. If our CompoSecure business is not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, it could lose a substantial number of its customers, which could have a material adverse effect on the business, financial condition and results of operations of our CompoSecure business.

Product liability and warranty claims and their associated costs may adversely affect our CompoSecure business.

The nature of our CompoSecure business’ products is highly complex. As a result, our CompoSecure business cannot guarantee that defects will not occur from time to time. Our CompoSecure business may incur extensive costs as a result of these defects and any resulting claims. For example, product recalls, writing down defective inventory, replacing defective items, lost sales or profits, and third-party claims can all give rise to costs incurred by us. We may also face liability for judgments and/or damages in connection with product liability and warranty claims. CompoSecure business’ reputation could be damaged if defective products are sold into the marketplace, which could result in further lost sales and profits. To the extent that our CompoSecure business relies on purchase orders to govern its commercial relationships with its customers, it may not have specifically negotiated the allocation of risk for product liability obligations. Instead, our CompoSecure business typically relies on warranties and limitations of liability included in its standard forms of order acceptance, invoice and other contract documents with its customers. Similarly, our CompoSecure business obtains products and services from suppliers, some of which also use purchase order documents which may include limitations on product liability obligations with respect to their products and services. As a result, our CompoSecure business may bear all or a significant portion of any product liability obligations rather than transferring this risk to its customers. The reputation of our CompoSecure business would be harmed and there could be a material adverse effect on the business, financial condition and results of operations of our CompoSecure business if any of these risks materialize.

The international sales of our CompoSecure business subject it to additional risks that can adversely affect its business, operating results and financial condition.

During each of 2025 and 2024, our CompoSecure business derived 14% and 18% of its revenue from sales to customers located outside the U.S. To the extent the business is unable to engage with non-U.S. customers effectively, it may be unable to grow sales with international customers.

The international operations of our CompoSecure business subject it to a variety of risks and challenges, including:

•    fluctuations in currency exchange rates may impact the affordability of our products;
•    general economic and geopolitical conditions, including wars, in each country or region;
•    compliance with U.S. and foreign laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on its ability to sell its products in certain foreign markets, and the risks and costs of non-compliance.

Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where our CompoSecure business does business. Any of these risks could adversely affect the international sales of our CompoSecure business, reduce its international revenues or increase its operating costs, adversely affecting the business, financial condition and operating results of our CompoSecure business.

Our CompoSecure business relies on licensing arrangements in production and other fields, and actions taken by any of its licensing partners could have a material adverse effect on our CompoSecure business.

Some products of our CompoSecure business integrate third-party technologies that it licenses or otherwise obtains the right to use. Our CompoSecure business has entered into licensing agreements that provide access to technology owned by third parties. The terms of the licensing arrangements vary. These different terms could have a negative impact on the performance of our CompoSecure business to the extent new or existing licensees demand a greater proportion of royalty revenues under the licensing arrangements of our CompoSecure business. Additionally, such third parties may not continue to renew their licenses with our CompoSecure business on similar terms or at all, which could negatively impact its net sales. If our CompoSecure business is unable to continue to successfully renew these agreements, it may lose its access to certain technologies relied upon to develop certain of its products. The loss of access to those technologies, if not replaced with internally-developed or other licensed technology, could have a material adverse effect on our CompoSecure business and its results of operations.

Risks Related to the Business of Husky

The results of operations of the Husky business are reliant on unpredictable customer purchasing trends.

The financial results of the Husky business are impacted by customer purchasing trends and the timing of converting orders into sales, which can be unpredictable, and therefore can lead to variations in and uncertainties regarding financial results from period to period (including seasonality). Sales from individual customers may vary relative to total sales and demand for products offered by our Husky business may fluctuate in any given period based on customers’ individual needs, the type of product, and size of the order. In addition, sales are impacted by the timing of when orders are placed and the length of time required to convert these orders into recognized revenue. The conversion cycle can range from several weeks to several months. Furthermore, sales are primarily recognized upon the shipment or transfer of control of goods to customers, which may involve meeting multiple criteria after manufacturing is completed. Such factors include but are not limited to, pre-shipment written acceptance from the customer, changes in the customer’s need-by-date, and logistical timing, which is impacted by shipment terms. Revenue recognition may shift between periods based on these factors.

Growth in emerging markets may impact the sales of the Husky business.

The products produced by the Husky business are sold into emerging markets. Urbanization and a growing middle class are key growth catalysts in emerging markets, as an increase in disposable income generally leads to an increased demand for food and beverages, and essential services such as healthcare. Our results of operations could be adversely affected if the expected growth in urbanization and the middle class in these emerging markets slows or is significantly altered.

There is no certainty that the Husky business will be able to manage fluctuations in raw materials.

The largest material purchase for the Husky business is for tooling stainless steel. Price movements in steel are largely dependent on the steel commodity price index. In addition, the Husky business is indirectly exposed to the price of steel used by its suppliers for purchased steel component parts. Historically, price fluctuations in the cost of steel have been mitigated by purchasing steel from a variety of global suppliers and through price increases of products offered by our Husky business when possible. However, there is no certainty that the Husky business will be able to manage future fluctuations in the steel price in the same manner and therefore our results of operations may be impacted.

Failure of suppliers to deliver in a timely and cost-effective manner would adversely impact our operations.

The Husky business has a global supply chain, including a network of suppliers and distribution and manufacturing facilities. Product quality and reliability are determined in part by factors that are not entirely within our control. The Husky business depends on suppliers for parts and components that meet our standards. If suppliers fail to meet these standards, the Husky business may not be able to deliver the quality products that its customers expect which may adversely affect our financial condition. The supply chain is subject to stress by increased demand and other global events that have put additional pressures on manufacturing output and freight lanes. This has resulted in and could continue to result in disruptions to the supply chain; difficulty in procuring or the inability to procure components and materials necessary for products, solutions, and services; inflationary cost increases for commodities, components, and freight services; international trade policies including with respect to tariffs; and delays in delivering, or an inability to deliver, the products, solutions and services to the customers of the Husky business on a timely basis. The Husky business continues to manage its end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally, along with revising the existing supply chain to source critical components and parts closer to its manufacturing facilities to further reduce the supply chain business risk. However, these efforts may not be successful, and further delays in the receipt of goods, or other unanticipated impacts to the supply chain, including on direct imports or goods purchased domestically, or on the customers of the Husky business, could have a more significant impact on future business (including sales), and we are continuing to monitor this evolving situation.

The Husky business is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. The Husky business could face serious consequences for violations, which could harm our business.

The Husky business is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the regions in which the Husky business conducts its operations.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

The Husky business may face exposure to adverse movements in foreign currency exchange rates.

The Husky business operates in international markets and, accordingly, the competitiveness of the Husky business and our financial results are or will be subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than U.S. dollars. For example, a large percentage of the expenses of the Husky business are incurred in Canadian dollars, while a large percentage of its revenues are denominated in U.S. dollars.

Increases in the value of the Canadian dollar relative to the U.S. dollar could have a material adverse effect on the overall competitiveness of the products and services of the Husky business and, therefore, on our financial results. In addition, the equipment selling prices of the Husky business are largely denominated in U.S. dollars or Euro, and any material decline in the value of a customer’s base currency relative to the U.S. dollar or Euro may have a material adverse effect on our sales volumes and operating margins. The Husky business is also exposed to currency movements for other currencies, including the Japanese Yen and Chinese Renminbi. The Husky business competes against equipment manufacturers domiciled in various countries. These competitors benefit when the currency of their cost base depreciates against the U.S. dollar. Historically, Husky has regularly entered into foreign exchange forward contracts primarily to reduce its exposure to Canadian dollar currency rate fluctuations, which have typically been limited to a maximum of a two-year period.

The significant international operations of the Husky business subject us to risks inherent in doing business in foreign jurisdictions.

The significant international operations of the Husky business subject us to risks associated with operating in foreign jurisdictions, such as unfavorable political, regulatory, economic, labor and tax conditions. The Husky business is a global business with a significant portion of its operations and revenue outside of North America.

The international operations of the Husky business, such as its manufacturing operations and other facilities in Brazil, China, India, Luxembourg, Mexico and Russia, are subject to risks inherent in doing business in foreign countries, including, among others:

• potential imposition of restrictions on investments;
• requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of its business operations;
• the imposition by the U.S. government and foreign governments of trade barriers such as tariffs, quotas, preferential bidding and import restrictions;
• preferential bidding and import restrictions;
• potential staffing difficulties and labor disputes;
• managing and obtaining support and distribution for local operations;
• increased costs of transportation or shipping;

• credit risk and financial conditions of local customers and distributors;
• risk of nationalization of private enterprises by foreign governments;
• potential adverse tax consequences; and
• potential difficulties in protecting intellectual property.

The Husky business may be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which the Husky business operates. In addition, the Husky business may from time to time be subject to limitations on its ability to transfer funds between countries without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce revenue or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

If the Husky business is unable to continue the technological innovation and successful introduction of new products into the market, customers may delay their orders or turn to other manufacturers.

The industry and the markets into which the Husky business sells its products experience periodic technological change and ongoing product improvements. The competitors of the Husky business may also introduce new generations of their products or the customers of the Husky business may require new technological and increased performance specifications that would require the Husky business to develop new products or adversely affect the demand for its existing products. Our future growth depends on the ability of the Husky business to gauge the direction of the commercial and technological progress in all key markets, and on the ability of the Husky business to successfully develop, manufacture and market new products. Difficulties or delays in identifying viable new products, research, development or production of new products or failure to gain regulatory approval, intellectual property protection or market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. Additionally, the Husky business may be unable to identify, develop and market new products and technology on a timely basis that gain customer acceptance over its existing products and successfully compete with the products of its competitors, which may diminish our growth prospects, profit margins and our competitive position. While Husky has historically committed significant funds to research and development spending each year, there can be no assurance that historical spending levels will be sustained or that the products and processes developed will be commercially successful, will generate an acceptable return on investment or will be accepted by the customers of the Husky business. If the Husky business fails to keep pace with evolving technological innovations, our business, financial condition or results of operations could be materially adversely affected.

If the use of plastic as a packaging material declines, it could materially adversely affect the business, financial condition or results of operations of our Husky business.

The vast majority of the sales of the Husky business is realized from the sale of equipment and services to the plastic packaging market. Any reduction in the usage of plastic packaging and, in particular, Polyethylene Terephthalate (“PET”) packaging, by consumers will likely result in the reduction of the sales of equipment and services of the Husky business, which could have a material adverse effect on our business, financial condition or results of operations. Factors that could result in a decline in the usage of plastic packaging include:

• The perception of the recyclability and environmental impact of plastic packaging. The recyclability and environmental impact of plastic packaging, such as PET water containers, may be perceived negatively by environmental groups, customers and government regulators, primarily in markets where these products are typically disposed of instead of recycled. For example, according to The Reloop Platform, in 2018, 97% of PET containers used by consumers were returned to the deposit return system in Germany, and in 2019, 94% and 92% of PET containers used by consumers were returned to the deposit return system in Denmark and Lithuania, respectively. By contrast, in the United States, according to the National Association for PET Container Resources, only 26.6% by weight of the PET containers used by consumers were recovered in 2020, whereas the recycling rate in the United States was 45.2% for aluminum cans in the same year.

• Environmental legislation. A number of governmental authorities have enacted, or are expected to consider, legislation aimed at reducing the environmental impact of plastic packaging. These legislative efforts have been lobbied for and supported by environmental advocacy groups. These proposals and legislation have included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, requiring retailers or manufacturers to develop a recycling infrastructure and has led to increased scrutiny of the use of plastics, especially for bottled water. Legislative and other changes aimed at reducing the environmental impact of plastic packaging may result in increased costs associated with plastic packaging and/or reduced demand for such packaging.

• Environmental advocacy. Increasing environmental advocacy, via efforts to change government policy and via litigation, exert pressure on the plastics industry. With respect to government policy, environmental advocacy groups, NGOs and others have called for more stringent restrictions on plastic production and use, including through caps on plastic production, restrictions on certain categories of plastic products and, in some cases, outright bans. In parallel, environmental advocacy is increasingly pursued by private as well as government actors through strategic litigation, often aimed at challenging corporate conduct, public communications, or alleged misrepresentations relating to plastics and recycling. Each of these could increase the costs associated with plastic packaging and/or reduce the demand for such packaging.

• Scrutiny of public statements regarding plastics. There is a growing trend towards stricter scrutiny of advertising and other business communications relating to the environmental attributes, sustainability or recyclability of products, particularly plastics. This heightened scrutiny by regulators, consumer protection bodies and advocacy organizations coincides with the proliferation of environmental, social and governance (ESG) disclosure and reporting requirements worldwide, which have increased both the volume and visibility of environmental claims made by companies. The increased threat of litigation or other challenges for producers of plastic packaging could result in increased costs associated with plastic packaging and/or reduce the demand for such packaging.

• Health and safety concerns. Media reports on possible health risks associated with certain plastics have prompted general consumer concerns regarding the safety of plastic packaging and containers. National and international governmental organizations responsible for consumer safety have continued to recognize the safety of PET. However, if consumer perceptions of the safety of PET shift, the usage of PET as a packaging material may decline. In addition, if any new scientific evidence suggests that PET is unsafe, or any regulatory agency issues new interpretations of existing evidence that limit or lead to prohibitions on the use of PET as packaging for tooling and aftermarket products and services, there could be a decline in the use of PET packaging. In addition, the Husky business may become subject to product liability or other lawsuits, heightened regulatory oversight or new laws, any of which may materially adversely affect our business, financial condition or results of operations.

• The relative advantages of plastic packaging compared with other materials, such as glass, metal and paper. Glass, metal and paper may be regarded as alternative materials for packaging. Although plastic packaging may have several competitive advantages over these alternative packaging materials, advances in the production process or technology of competing packaging materials, or material cost decreases in such packaging materials, may erode plastic packaging’s competitive advantages.

Any of the foregoing factors and other factors, including those unknown to us, could result in a decline in the usage of plastic packaging and our business, financial condition or results of operations could be materially adversely affected.

If products offered by our Husky business fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs.

The manufacture of products offered by our Husky business involves highly complex processes. The customers of the Husky business specify quality, performance and reliability standards that the Husky business is required to meet. Product quality and reliability are determined in part by factors that are not entirely within our control. For instance, the Husky business depends on its suppliers for raw materials and components that meet our standards.

The Husky business relies on the timely delivery of raw materials and components that meet our standards for the continued production and delivery of products and services, and any inability to obtain such raw materials and components could impede the ability of the Husky business to manufacture and deliver its products and services as it requires.

If the products of the Husky business do not meet our standards, we may be required to replace or rework the products or incur warranty expenses. In some cases, these products may contain undetected defects or flaws that only become evident after shipment. In the past, Husky has proactively replaced parts in the field that have experienced a high rate of failure. Any future product quality, performance or reliability problems or defects could result in significant costs associated with the repair, removal, collection or destruction of the defective product, an increase in warranty expense, the write-down or destruction of inventory, lost sales, cancellations or rescheduling of orders for these products.

The Husky business may also be the target of product liability lawsuits. If a person were to bring a product liability suit against one of the customers of the Husky business, such customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of its insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our business, financial condition or results of operations.

A significant product defect or product liability case could also result in adverse publicity, damage to the reputation of the Husky brand or our business, and/or a loss of customer confidence.

New or increased taxes or other governmental regulations targeted to decrease the consumption of certain type of beverages may adversely affect our Husky business.

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and others sold or packaged by certain customers of the Husky business. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages, such as restrictions or bans including those that have been proposed or adopted in the past, may significantly reduce demand for sugar related beverages, which could in turn affect demand for products offered by our Husky business from certain of its current or potential customers. For example, Mexico recently implemented a tax on certain sugar sweetened beverages and members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state and local governments are also considering similar taxes, and San Francisco, California and Philadelphia, Pennsylvania have enacted such a tax. If enacted, such taxes could materially adversely affect our business and financial results. Additionally, France and the United Kingdom have introduced taxes on drinks with added sugar and artificial sweeteners that companies produce or import. The imposition of such taxes in the future may decrease the demand for certain soft drinks and beverages that the customers of the Husky business produce, which may cause its customers to respond by decreasing their purchases of products offered by our Husky business. Consumer tax legislation and future attempts to tax sugar or energy drinks by other jurisdictions could reduce the demand for products offered by our Husky business and adversely affect our profitability.

Patents may not prevent competitors from making and selling products that are similar to the products of the Husky business.

The competitors of the Husky business make and sell products similar to products offered by our Husky business. Competitors’ products may not infringe the claims of the patents of the Husky business or, even if they do, we may determine that it is not worth the time, money and risk to pursue such infringement claims against them. In general, many patents that are asserted in litigation are found to be invalid. Moreover, patents issued outside Canada or the United States may not have as broad a scope as Canadian or U.S. patents or may be more difficult to enforce, and in any case, patents expire. For all these reasons, the patents of the Husky business may not effectively enable us to prevent competitors from making and selling products that are competitive with the products of the Husky business.

Some customers of our Husky business have been sued for patent infringement in connection with a specific design of products made using molds purchased from Husky, and in the future the Husky business could face similar lawsuits.

Certain customers of our Husky business have been sued for patent infringement in connection with certain products that they manufactured using molds purchased from Husky. The Husky business could face similar claims in the future. If such lawsuits prevail, the Husky business could be forced to stop selling one or more molds used by customers to make such products or be required to pay past or ongoing royalties. Even if such lawsuits do not prevail, we could be forced to spend significant amounts of time and money opposing claims of infringement and relationships with the customers of the Husky business could be harmed. Some customers of our Husky business have asked Husky to indemnify them in connection with such claims, and other customers could make similar requests in the future. Our Husky business refused such requests, as Husky believed that it was not responsible for infringement claims based upon our customers’ product designs. The Husky business generally seeks to avoid any obligations to indemnify customers for intellectual property claims against them that are based upon products that they manufacture using molds purchased from the Husky business; however, it is possible that we may be required to indemnify certain customers in certain instances. In light of infringement claims against the customers of the Husky business for which Husky has refused requests for indemnity, certain customers of the Husky business could decide to purchase affected molds from competitors or otherwise reduce their business with the Husky business, or they could bring suits against us seeking reimbursement for losses and damages in connection with such infringement claims.

Unanticipated changes in tax provisions, variability of quarterly and annual effective tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.

The global operations and entity structure of the Husky business results in a complex tax structure where it is subject to income and other taxes in numerous jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws or their application or interpretation, changes in rates or other regulatory actions regarding taxes, and the extent to which the Husky business is able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact the effective income tax rate of the Husky business in the future. The effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to the liabilities for uncertain tax positions or deferred tax asset valuation allowance. A significant increase in the effective income tax rate of the Husky business could have an adverse impact on our earnings. The Husky business is also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with the intercompany charges of the Husky business, cross jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in Husky’s income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities.

The Husky business is subject to other market risks.

The Husky business has historically been subject to interest rate risk primarily through the its long-term floating rate debt. Additionally, the financial assets of the Husky business are exposed to credit risk consisting primarily of cash and cash equivalents, accounts receivable and derivatives with positive fair values. The customers of the Husky business are geographically diversified with no concentration of receivables by customer or geography. The Husky business manages its accounts receivable credit risk by analyzing the counterparties’ financial condition prior to entering into an agreement, establishing credit limits and obtaining cash, letters of credit or other acceptable forms of security from customers to provide credit support, based on such analysis of the customer and the terms and conditions applicable to each transaction. However, significant changes in the financial condition of the counterparties of the Husky business could impact their ability to satisfy their contractual obligations to the Husky business, which could have material adverse impacts on our financial condition and results of operations.

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

In connection with the merger with Roman DBDR Tech Acquisition Corp. ("Roman DBDR") completed in December 2021 (the "Roman DBDR Business Combination"), we entered into the Tax Receivable Agreement with Holdings and the TRA Parties (as defined therein). The Tax Receivable Agreement provides for the payment by us to certain TRA Parties of 90% of the benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) our allocable share of existing tax basis in the assets of Holdings and its subsidiaries acquired (A) in the Roman DBDR Business Combination and (B) upon sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, (ii) certain increases in tax basis that occurred as a result of (A) the Roman DBDR Business Combination and (B) sales or exchanges of Holdings Units pursuant to the Exchange Agreement after the Business Combination, and (iii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These tax attributes may increase (for tax purposes) our depreciation and amortization deductions and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such tax attributes, and a court could sustain such a challenge. Such tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the Tax Receivable Agreement are an obligation of ours, but not of Holdings. We expect to benefit from the remaining 10% of realized cash tax benefits.

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

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under our credit facility or repay our indebtedness, including our senior secured notes. As of December 31, 2025, after giving effect to the Refinancing Transactions (as defined below), we would have had $2.175 billion of total debt and unused revolving commitments of up to $325.0 million.

Subject to the limits under our debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt would further increase. Specifically, our high level of debt could have important consequences to us, including:

•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and market conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•preventing us from raising the funds necessary to repurchase all senior secured notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the Indenture;
•placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete; and
•increasing our cost of borrowing.

We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other debt financings on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

Additionally, if we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Facility could terminate their commitments to loan additional money to us, the lenders could enforce or foreclose against the assets securing their borrowings and we could be forced into bankruptcy, liquidation or other form of insolvency proceeding.

In addition, we conduct all of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flows by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Certain of our subsidiaries do not guarantee our debt, and therefore do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the instruments governing our indebtedness limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our high level of indebtedness, we and our subsidiaries are able to incur significant additional amounts of debt or we may pay dividends or make other payments in the future, which could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may be able to, and may, incur substantial additional indebtedness in the future. Although the instruments governing our indebtedness currently contain certain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our or our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, these documents do not prevent us from incurring obligations that do not constitute indebtedness thereunder, and they permit us to pay dividends or make other restricted payments in the future. Any dividends or other restricted payments will reduce the cash available to service our indebtedness, and the related risks that we face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facilities are, and under additional indebtedness incurred in the future may be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our profit and cash flows, including cash available for servicing our indebtedness, including the Notes, will correspondingly decrease. Additionally, in the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

General Risks Related to Ownership of Our Securities

Our only significant asset is our ownership of our subsidiaries’ business. If the business of our subsidiaries is not profitably operated, they may be unable to make distributions to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

GPGI has no direct operations and no significant assets other than the ownership of its subsidiaries, which operate our CompoSecure and Husky businesses. GPGI depends on profits generated by its subsidiaries’ business for debt repayment and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company, to pay any dividends with respect to its capital stock and to make distributions. Legal and contractual restrictions in agreements governing the indebtedness of the Company or its subsidiaries, as well as their financial condition and operating requirements, may limit the ability of our subsidiaries to make distributions to the Company.

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

We may be unable to satisfy the NYSE listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

We may be unable to maintain the listing of our securities on the NYSE in the future. If our securities are delisted from the NYSE, there could be significant material adverse consequences, including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage about the Company; and a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We incur significant costs and obligations as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses. These expenses have increased, and may continue to increase, as we continue to expand our businesses, including because we are no longer a “smaller reporting company” or an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and the NYSE, have increased the costs and the time that must be devoted to compliance matters.

We are required to implement and maintain the financial reporting and disclosure procedures and controls required of a United States publicly traded company. If we fail to properly maintain and implement all required accounting practices and policies, including new accounting practices and policies, as applicable, or maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources or by damaging our reputation, which in either case, could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on the NYSE.

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

•our reliance on Resolute Holdings for management services under the Management Agreements exposes us to risks related to their substantial influence over our business, operations, and strategy;

•changes in financial estimates and recommendations by securities analysts concerning us or the financial payment card and digital asset industries and markets in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to market new and innovative products on a timely basis;

•changes in laws and regulations affecting our business;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of shares of our securities available for public sale;

•any significant change in our board or management;

•changes in GAAP or accounting rules or principles, or our application thereof;

•sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for companies in the industries in which our businesses operate or otherwise could depress our securities prices regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Future sales of our securities by stockholders which hold large amounts of our securities, including in underwritten offerings that we may be required to facilitate pursuant to such stockholders' registration rights, or in privately negotiated transactions, may reduce the price of our securities. The registration and availability of such a significant number of securities for trading in the public market may increase the volatility in the price of our securities or put significant downward pressure on the price of our securities. In addition, we may use shares of our Class A Common Stock or other securities that are convertible into shares of Class A Common Stock as consideration for future acquisitions, which could further dilute our stockholders.

Because certain significant stockholders control a significant percentage of our Class A Common Stock, such stockholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our Class A Common Stock.

As of the date hereof, Tungsten beneficially owned approximately 18% of the shares of our outstanding shares of Class A Common Stock and an affiliate of Platinum Equity beneficially owned approximately 19% of the shares of our outstanding shares of Class A Common Stock. In addition to their significant Class A Common Stock ownership, Platinum Equity and its affiliates have the right, pursuant to that certain Investor Rights Agreement, dated as of January 12, 2026, to nominate two directors for election to our board of directors if Platinum Equity and its affiliates collectively beneficially own at least 10% of the outstanding shares of Class A Common Stock, and one director if Platinum Equity and its affiliates collectively beneficially own less than 10%, but more than or equal to 5%, of the outstanding shares of Class A Common Stock, in each case subject to certain qualification requirements for such directors.

As a result of this control, Tungsten and Platinum Equity are each able to influence matters requiring approval by our stockholders and/or our Board, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Tungsten and Platinum Equity may also have interests that differ from the interests of other holders of our securities and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our securities. In addition, Tungsten or Platinum Equity may or may in the future own businesses that directly compete with the business of the Company.

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

Our cybersecurity threat risk action plan is managed by our CIO, who is also our Chief Information Security Officer (CISO). Our CIO/CISO is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our CIO/CISO has more than 25 years of technology industry leadership, cybersecurity expertise, engineering and operations experience.

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

Item 2. Properties

The Company, via Holdings, conducted operations through thirty-four (34) wholly-owned and leased facilities in 21 countries (North America: Canada, Mexico, United States (USA); South America: Brazil; Asia Pacific: China, India, Indonesia, Israel, Japan, Philippines, South Korea, Singapore, Thailand, United Arab Emirates (UAE), Vietnam; Europe: Austria, Luxembourg, Russia, Switzerland, United Kingdom (UK); Africa: South Africa), with the principal facilities set forth below. The Company believes its current facilities are suitable and adequate for its current and presently contemplated operations and production capacity needs and recognizes that future operations may require expanded and/or additional production capacity.

Location	Business	Owned/Leased	Primary Operations	Approximate Square Footage
Somerset, NJ (Pierce )	CompoSecure	Leased	Manufacturing	116,000
Somerset, NJ (Memorial )	CompoSecure	Leased	Manufacturing	46,000
Somerset, NJ, (Davidson)	CompoSecure	Leased	Office	15,000
Bolton, ON, Canada	Husky	Owned	Manufacturing/Office	829,000
Dudelange, Luxembourg	Husky	Owned*	Manufacturing/Office	333,000
Milton, VT	Husky	Owned	Manufacturing	246,000
Shanghai, China	Husky	Owned*	Manufacturing	186,000
San Dimas, CA	Husky	Leased	Manufacturing	54,000
Diessenhofen, Switzerland	Husky	Owned	Manufacturing	84,000
Chennai, India	Husky	Owned*	Manufacturing	38,000

* Owned building on leased property

Item 3. Legal Proceedings

As of March 12, 2026, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Following the completion of the Husky Transaction on January 12, 2026, the Company rebranded and our Class A Common Stock now trades on the NYSE under the symbol “GPGI.” Prior to the completion of the Husky Transaction, our Class A Common Stock had traded on the NYSE under the symbol “CMPO,” and prior to September 23, 2025, our Class A Common Stock had traded under the symbol "CMPO" on The Nasdaq Stock Market LLC. On March 02, 2026, the closing price of a share of our Class A Common Stock was $22.54.
Holders
As of March 02, 2026, there were 132 holders of record of Class A Common Stock (including DTC). Those numbers do not include DTC participants or beneficial owners holding shares through nominee names.
Dividend Policy and Securities Repurchase Program
In February 2026, the Board declared a quarterly cash dividend of $0.0025 per share on the Company’s Class A Common Stock, representing an annual distribution of approximately $2.9 million. The dividend was payable on February 27, 2026 to shareholders of record as of February 13, 2026. The Company’s capital allocation priorities remain focused on deleveraging and pursuing accretive acquisitions consistent with its investment criteria. Future dividends, if any, will be subject to the Board’s discretion and will depend on the Company’s financial performance, liquidity, and other relevant considerations.

In February 2024, the Company adopted a repurchase program for up to $40 million of our outstanding shares of Class A Common Stock or warrants (none of which remain outstanding as of the date hereof), which was increased to $100 million in February 2025. The repurchase program is effective March 7, 2024 through March 7, 2027. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, tender offers, or otherwise, and may be limited by restrictive covenants contained in our debt agreements. Repurchases of shares of Class A Common Stock will be conducted in accordance with applicable securities laws. To facilitate equity repurchases, we may enter into a Rule 10b5-1 repurchase plan with a third-party broker to allow us to repurchase shares of our Class A Common Stock at times when we otherwise might be prevented from doing so under insider trading laws or because of trading blackout periods imposed under our Insider Trading Policy. The timing and amount of the repurchases will depend on market conditions and other requirements. The repurchase program does not obligate the Company to repurchase any dollar amount of its securities and the program may be extended, modified, suspended, or discontinued at any time. Any shares of Class A Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Class A Common Stock or held as treasury stock. During the year ended December 31, 2025, the Company repurchased 647,782 shares of Class A Common Stock through open market transactions as treasury stock at an aggregate cost of $12.2 million, which are presented in the Company's consolidated financial statements as a reduction to shareholders' equity.
Securities authorized for issuance under equity compensation plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Stock Performance Graph

The following graph shows a comparison of cumulative total return on our Class A Common Stock, the Standard & Poor’s 500 Industrials Sector Index (the “S&P 500 Industrials Index”) and the NASDAQ 100 Index for the five fiscal years ended December 31, 2025. The total return graph and table assume that $100 was invested on December 31, 2020 (the last trading day of our fiscal year 2020) in each of GPGI Class A Common Stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Class A Common Stock. The performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

Comparison of Five Year Cumulative Total Return
Among GPGI, the S&P 500 Industrials Index and the NASDAQ 100 Index
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
GPGI
S&P 500 Industrials Index
NASDAQ 100 Index

The following table summarizes stock performance graph data points in dollars:

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
GPGI	$100	$81	$49	$53	$160	$243
S&P 500 Industrials Index	$100	$119	$111	$129	$149	$175
NASDAQ 100 Index	$100	$127	$85	$131	$163	$196
Sales of Unregistered Securities

On December 17, 2024, pursuant to the Agreement and Plan of Merger (the "Roman DBDR Merger Agreement"), dated April 19, 2021, by and among Roman DBDR, Roman Parent Merger Sub, LLC (a wholly-owned subsidiary of Roman DBDR), and Holdings, the Company issued an aggregate of approximately 3.6 million shares of Class A Common Stock to certain current and former Holdings equity holders upon achieving a $15.00 volume-weighted average price per share of Class A Common Stock, and on September 8, 2025, issued an aggregate of approximately 4.4 million shares (as adjusted for the Spin-Off) of Class A Common Stock to certain current and former Holdings equity holders upon achieving a $17.10 volume-weighted average price per share of Class A Common Stock (as adjusted for the Spin-Off). The initial issuance of these shares issued in connection with the achievement of both earnout milestones under the Roman DBDR Merger Agreement were not registered under the Securities Act and were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering without any form of general solicitation, advertising or the involvement of any underwriters.

In accordance with the governing documents of Holdings and the terms of the Exchange Agreement entered into in connection with the Roman DBDR Merger Agreement, the previously outstanding Class B Units of Holdings could be exchanged at the option of the holder, together with a corresponding cancellation of the corresponding number of previously outstanding shares of Class B Common Stock of the Company, on a one-for-one basis for shares of Class A Common Stock. There is no cash or other consideration paid by the holder in these transactions and, therefore, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. During the year ended December 31, 2024, the Company issued 59,958,422 shares of Class A Common Stock, respectively, upon the exchange of the same number of Class B Units and the cancellation of the same number of shares of Class B Common Stock held by the exchanging stockholders. There were no Class B Units outstanding as of December 31, 2025.

In connection with the Husky Transaction, the Company issued approximately 55.3 million shares of Class A Common Stock to an affiliate of Platinum Equity in partial consideration for the acquisition of the Husky business, and issued approximately 106.1 million shares of Class A Common Stock at a purchase price of $18.50 per share to certain investors, resulting in gross proceeds of approximately $1.96 billion. These shares were offered and sold in unregistered offerings exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D and Regulation S promulgated thereunder, as transactions not involving a public offering.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GPGI, through its wholly owned subsidiary, Holdings, is a platform designed to acquire, operate, and scale high‑quality businesses across attractive end markets, consistent with its philosophy of building great positions in good industries.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Beginning February 28, 2025, the Company deconsolidated Holdings as a result of the Spin‑Off and the related CompoSecure Management Agreement. From that date, Holdings is accounted for under the equity method. Unless expressly stated, references to operating results, customers, products, debt and market risks pertain to Holdings; the Company’s results primarily reflect corporate‑level items (e.g., public company costs, fair‑value changes, taxes) and equity in earnings of Holdings. The discussion below does not reflect the results of operations of Husky, as the Husky Transaction was completed after the completion of the Company’s 2025 fiscal year.
Overview

Prior to the Husky Transaction, the Company’s business consisted solely of the CompoSecure operations conducted through its wholly owned subsidiary, Holdings. The Company, together with Holdings, and its operating subsidiaries, creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

Recent Developments

On September 27, 2024, Resolute Holdings was created as a wholly owned subsidiary of Holdings. On February 28, 2025, the Company completed the previously-announced spin-off (the "Spin-Off") of Resolute Holdings. In connection with the Spin-Off, Holdings entered into the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Holdings in exchange for payment of quarterly management fees based on 2.5% of Holdings last twelve-months' Adjusted EBITDA as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings or its affiliates personnel who provide services to Holdings under the CompoSecure Management Agreement. Resolute Holdings determines, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings. The Spin-Off of Resolute Holdings from the Company was achieved through the distribution of all outstanding shares of common stock, par value $0.0001 per share, of Resolute Holdings (the "Resolute Holdings Common Stock"), on a pro rata basis, to holders of record of the Company’s Class A Common Stock, par value $0.0001 per share (the “Common Stock”). Each holder of record of Common Stock received one share of Resolute Holdings Common Stock for every twelve shares of Common Stock held on February 20, 2025, the record date for the Spin-Off. In lieu of fractional shares of Resolute Holdings Common Stock, holders of Common Stock received cash. The distribution of shares of Resolute Holdings Common Stock in connection with the Spin‑Off was treated as a taxable dividend to the Company’s stockholders for U.S. federal income tax purposes.

The distribution of shares of Resolute Holdings Common Stock in connection with the Spin-Off constituted an Extraordinary Dividend as defined in the agreement governing the Company's previously outstanding warrants (the "warrant agreement"). As a result, the warrant price was decreased from $11.50 per share of Common Stock to $7.97 per share of Common Stock, and the redemption trigger price was decreased from $18.00 per share of Common Stock to $14.47 per share of Common Stock, effective as of February 28, 2025. On November 3, 2025, the Company issued a Notice of Redemption for all outstanding public warrants, resulting in substantially all then-outstanding warrants being exercised before the December 3, 2025 redemption date, with the remaining warrants redeemed for $0.01 per warrant. Accordingly, no warrants remained outstanding or subject to remeasurement as of December 31, 2025.

Historically, the Company operated and controlled the business and affairs of Holdings by virtue of its control of the board of managers of Holdings, and thus the financial results of Holdings were consolidated into the financial statements of the Company. As of and subsequent to the Spin-Off, and as a result of the execution of the CompoSecure Management Agreement, control of Holdings transferred to Resolute Holdings and the Company no longer consolidates Holdings. For periods subsequent to the completion of the Spin-Off, Holdings is treated as a variable interest entity and the results of operations of Holdings and its subsidiaries are no longer consolidated in the financial statements of the Company; rather, such results are consolidated in the financial statements of Resolute Holdings, and the Company accounts for the results of Holdings and its subsidiaries (including the CompoSecure and Husky businesses) using the equity method of accounting, with the Company’s statement of operations reflecting the Company’s share of earnings of Holdings as earnings from an equity method investment, and the Company’s consolidated balance sheets reflect its carrying value in Holdings as an equity method investment.

Certain of Holdings' former equity holders had the right to receive additional shares of Common Stock ("Earnout Shares") in earnout consideration (collectively, the “Earnouts”). The Earnouts were subject to two stock price thresholds, with half of the Earnout Shares awarded upon the achievement of each threshold. The first Earnout threshold was achieved on December 17, 2024, and approximately 3.8 million Earnout Shares were issued. The second Earnout threshold was achieved on September 8, 2025, and approximately 4.4 million Earnout Shares (as adjusted for the Spin-Off) were issued.

On September 18, 2025, the Company transferred its listing from The Nasdaq Stock Market, LLC (“Nasdaq”) to the New York Stock Exchange (the “NYSE”).

On January 12, 2026, the Company, through Holdings, completed the Husky Transaction. In connection with the completion of the Husky Transaction, Husky entered into a management agreement (the "Husky Management Agreement") with Resolute Holdings, the terms of which are substantially identical to the terms of the CompoSecure Management Agreement. Under the Husky Management Agreement, Resolute Holdings provides ongoing management and operational oversight and is entitled to a quarterly management fee equal to 2.5% of the trailing twelve‑month Adjusted EBITDA as defined in the Husky Management Agreement of the Husky business, without duplication of any amounts payable under the CompoSecure Management Agreement. Consistent with the CompoSecure Management Agreement, the Husky Management Agreement includes an initial 10‑year term with automatic 10‑year renewal periods, reflecting the long‑term operating partnership established at closing.

Following the completion of the Husky Transaction, CompoSecure, Inc. rebranded to GPGI, Inc., and CompoSecure Holdings, L.L.C. rebranded to GPGI, Holdings, L.L.C. Beginning January 23, 2026, the Company’s common stock continued trading on the New York Stock Exchange, under the new ticker symbol “GPGI.”

On January 14, 2026, following completion of the Husky Transaction, Holdings refinanced approximately $2.1 billion of total indebtedness that was assumed in the Husky Transaction. The refinancing included the issuance of $900 million of 5.625% senior secured notes due 2033, the establishment of a new $1.2 billion term loan facility maturing in 2033, and $400 million of revolving credit commitments maturing in 2031. The proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined company’s capital structure.

Economic Conditions

Economic tensions and changes in international trade policies, including new tariffs introduced by U.S. last year could impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.
Key Components of Results of Operations

Overview

Following the Spin‑Off on February 28, 2025, the Company no longer consolidates Holdings and instead accounts for its investment in Holdings under the equity method. The components of results of operations presented below primarily relate to the operations of Holdings prior to the Spin-Off, when the Company consolidated Holdings' operating results. The Husky Transaction closed on January 12, 2026, and therefore is not included in the results of operation for the year ended December 31, 2025.

Subsequent to the Spin-Off, the Company's activities have been limited to non-revenue generating functions such as its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement and income recognized from equity method investment.
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
Other Expenses, net
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

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales	$59,824	$420,571	$(360,747)	(86%)
Cost of sales	31,077	201,344	(170,267)	(85%)
Gross profit	28,747	219,227	(190,480)	(87%)
Operating expenses:
Selling, general and administrative expenses	42,478	111,605	(69,127)	(62%)
Income from operations	(13,731)	107,622	(121,353)	(113%)
Other expense, net	(212,053)	(188,597)	(23,456)	12%
(Loss) income before income taxes	(225,784)	(80,975)	(144,809)	179%
Income tax expense	(39,026)	(2,187)	(36,839)	1684%
(Loss) income before earnings in equity method investment	(264,810)	(83,162)	(181,648)	218%
Earnings in equity method investment	128,805	—	128,805	100%
Net loss	(136,005)	(83,162)	(52,843)	64%
Net (loss) income attributable to redeemable non-controlling interests	—	(29,443)	29,443	(100%)
Net (loss) income attributable to GPGI, Inc	$(136,005)	$(53,719)	$(82,286)	153%

	Year Ended December 31,
	2025	2024
Gross margin	48%	52%
Operating margin	(23%)	26%

Net Sales

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net sales by region
Domestic	$54,480	$343,465	$(288,985)	(84%)
International	5,344	77,106	(71,762)	(93%)
Total	$59,824	$420,571	$(360,747)	(86%)
The Company’s net sales for the year ended December 31, 2025 decreased by $360.7 million, or 86%, to $59.8 million compared to $420.6 million for the year ended December 31, 2024. The decrease was driven by the deconsolidation of Holdings on February 28, 2025. Holdings generated $402.2 million of net sales during the period from February 28, 2025 to December 31, 2025, and is reflected within earnings from equity method investment rather than net sales following deconsolidation.

Domestic: The Company’s domestic net sales for the year ended December 31, 2025 decreased $289.0 million, or 84%, to $54.5 million compared to $343.5 million for the year ended December 31, 2024. Holdings generated $345.2 million of domestic net sales during the period from February 28, 2025 to December 31, 2025.
International: The Company’s international net sales for the year ended December 31, 2025 decreased $71.8 million, or 93%, to $5.3 million compared to $77.1 million for the year ended December 31, 2024. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. Holdings generated $57.1 million of international net sales during the period from February 28, 2025 to December 31, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2025 decreased $190.5 million, or 87%, to $28.7 million compared to $219.2 million for the year ended December 31, 2024, while the gross profit margin decreased from 52% to 48%. The decrease in gross profit was primarily driven by the deconsolidation of Holdings.

Operating Expenses
The Company’s operating expenses for the year ended December 31, 2025 decreased $69.1 million, or 62%, to $42.5 million compared to $111.6 million for the year ended December 31, 2024. The decrease was driven primarily by the deconsolidation of Holdings.
(Loss) Income from Operations and Operating Margin
During the year ended December 31, 2025, the Company had a loss from operations of $13.7 million compared to income from operations of $107.6 million for the year ended December 31, 2024. The Company’s operating margin for the year ended December 31, 2025 decreased to (23%) compared to 26% for the year ended December 31, 2024. The decrease in income from operations and operating margin was driven primarily by the deconsolidation of Holdings.
Other Expenses, Net
Other expenses for the year ended December 31, 2025 increased $23.5 million, or 12%, to $212.1 million compared to $188.6 million for the year ended December 31, 2024. The increase in other expenses was primarily due to changes in the fair value of earnout consideration liability and warrant liability resulting in non-cash expenses of $208.1 million for the year ended December 31, 2025, compared to $171.8 million in the year ended December 31, 2024. The increase was partially offset by a decrease in net interest expense of $15.1 million resulting from the conversion of all of the Company's previously-outstanding exchangeable notes (the "Exchangeable Notes") into shares of Common Stock during the fourth quarter of 2024 and the deconsolidation of Holdings. As a result of the deconsolidation, all interest on Holdings debt is reflected within earnings in equity method investment.
Earnings in Equity Method Investment
Beginning February 28, 2025, the Company recognizes its share of Holdings’ net income within “Earnings in equity method investment,” which totaled $128.8 million for 2025. The equity method investment resulted from the deconsolidation associated with the Spin-Off and related CompoSecure Management Agreement. Refer to Note 6 in the consolidated financial statements for the results of our equity method investment.

Income Tax Expense
The Company's income tax expense for the year ended December 31, 2025 was $39.0 million, compared to $2.2 million for the year ended December 31, 2024. The increase in tax expense was primarily related to the Company being subject to tax on 100% of Holdings’ taxable income following the Tungsten Transactions, along with a taxable gain on appreciated property resulting from the Spin-Off.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
The following table presents the Company’s results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales	$420,571	$390,629	$29,942	8%
Cost of sales	201,344	181,547	19,797	11%
Gross profit	219,227	209,082	10,145	5%
Operating expenses:
Selling, general and administrative expenses	111,605	89,995	21,610	24%
Income from operations	107,622	119,087	(11,465)	(10%)
Other expense, net	(188,597)	(2,011)	(186,586)	9278%
(Loss) Income before income taxes	(80,975)	117,076	(198,051)	(169%)
Income tax expense	(2,187)	(4,556)	2,369	(52%)
Net (loss) income	(83,162)	112,520	(195,682)	(174%)
Net (loss) income attributable to redeemable non-controlling interests	(29,443)	93,281	(122,724)	(132%)
Net (loss) income attributable to GPGI, Inc	$(53,719)	$19,239	$(72,958)	(379%)

	Year Ended December 31,
	2024	2023
Gross margin	52%	54%
Operating margin	26%	30%

Net Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net sales by region:
Domestic	$343,465	$321,470	$21,995	7%
International	77,106	69,159	7,947	11%
Total	$420,571	$390,629	$29,942	8%
The Company’s net sales for the year ended December 31, 2024 increased by $29.9 million, or 8%, to $420.6 million compared to $390.6 million for the year ended December 31, 2023. The increase was driven by continued domestic growth in the CompoSecure business’ premium payment card business, which was up 7%, and international sales, which were up 11%.

Domestic: The Company’s domestic net sales for the year ended December 31, 2024 increased $22.0 million, or 7%, to $343.5 million compared to $321.5 million for the year ended December 31, 2023. The increase was primarily due to added accounts by existing customers of the CompoSecure business as they continued to experience higher demand.
International: The Company’s international net sales for the year ended December 31, 2024 increased $7.9 million, or 11%, to $77.1 million compared to $69.2 million for the year ended December 31, 2023. The international customer base of the CompoSecure business is comprised of a larger population of smaller customers relative to its domestic customer base. There were increased sales across the customer base driving growth in net sales during 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2024 increased $10.1 million, or 5%, to $219.2 million compared to $209.1 million for the year ended December 31, 2023, while the gross profit margin decreased from 54% to 52%. The decrease in gross margin was partially driven by initial production of new and innovative card constructions in the CompoSecure business, which resulted in lower production efficiencies, and the impact of inflationary pressure on wages and materials for the year ended December 31, 2024.
Operating Expenses
The Company’s operating expenses for the year ended December 31, 2024 increased $21.6 million, or 24%, to $111.6 million compared to $90.0 million for the year ended December 31, 2023. The increase was driven primarily by an increase in professional fees of $10.4 million associated with the Tungsten Transactions and Spin-Off, stock-based compensation of $3.7 million, salaries and employee benefits of $3.2 million, bonus expenses of $3.3 million, computer software supplies of $0.8 million and various other costs of $1.4 million. These increases were partially offset by decreases in commission expenses of $0.6 million and marketing expenses of $0.6 million.
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
Other Expenses, Net
Other expenses for the year ended December 31, 2024 increased $186.6 million, or 9,278%, to $188.6 million compared to $2.0 million for the year ended December 31, 2023. The increase in other expenses was primarily due to changes in the fair value of earnout consideration liability, warrant liability and make-whole liability resulting in non-cash expenses of $171.8 million for the year ended December 31, 2024, compared to income of $22.1 million in the year ended December 31, 2023, resulting in an increase in operating expense of $194.0 million. The increase in expense related to the changes in fair value was offset by lower interest expense resulting from principal payments made on the outstanding term loan and the conversion of all outstanding Exchangeable Notes into shares of Common Stock resulting in reduced interest expense on the Exchangeable Notes.
Income Tax Expense
The Company's income tax expense for the year ended December 31, 2024 was $2.2 million, compared to $4.6 million for the year ended December 31, 2023.

Use of Non-GAAP Financial Measures
This Form 10-K includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA, Adjusted Net Income and non-GAAP earnings per share (EPS) are useful to investors in evaluating the Company’s financial performance.

Following the Spin-Off of Resolute Holdings and the CompoSecure Management Agreement, and the resulting shift to equity method accounting under GAAP beginning February 28, 2025, the Company presents a broader set of non-GAAP measures, including Net Sales and Gross Profit from Holdings on a combined basis, to provide investors with consistent, comparable financial information that better represents the underlying performance of the business across reporting periods.

The Company uses these non-GAAP measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and measure incentive compensation. We believe that these non-GAAP financial measures depict the true economic performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. We believe EBITDA and Adjusted EBITDA provide valuable insight into operational efficiency independent of capital structure and tax environment; Adjusted Net Income and Adjusted EPS offer investors a clearer view of ongoing profitability by excluding non-recurring and non-operational items. Additionally, the Company’s debt agreements contain covenants based on variations of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

EBITDA, Adjusted EBITDA, Adjusted Net Income and non-GAAP EPS should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA, Adjusted Net Income and non-GAAP EPS are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity. These non-GAAP measures may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net (loss) income	$(136,005)	$(83,162)	$112,520
Add:
Depreciation and amortization (2)	9,377	9,174	8,387
Income tax expense	39,026	2,187	4,556
Interest expense, net (1)	7,576	16,780	24,156
EBITDA	$(80,026)	$(55,021)	$149,619
Stock-based compensation expense (2)	22,777	21,235	17,562
Mark to market adjustments, net (2,3)	208,059	171,817	(22,145)
Husky Transaction costs (4)	7,077	—	—
Tungsten Transactions costs (5)	—	2,726	—
Secondary offering transaction costs	—	586	—
Debt refinance costs	—	225	—
Loss on remeasurement of TRA Liability	3,465	—	—
Additional earnout costs	4,967	3,680	—
Spin-Off costs (6)	5,452	6,119	—
Adjusted EBITDA	$171,771	$151,367	$145,036

(1)Includes amortization of deferred financing costs for the years ended December 31, 2025, 2024 and 2023 and loss on extinguishment of debt for the years ended December 31, 2024
(2) The presented adjustments include amounts related to both the Company and its equity method investment in Holdings for the year ended December 31, 2025.

(3) Includes the changes in fair value of warrant liability, derivative liabilities and earnout consideration liability for the years              ended December 31, 2025, 2024 and 2023.

(4) Husky Transaction costs for the year ended December 31, 2025 primarily include advisory, legal and other professional fees incurred in connection with the Husky business combination.

(5) Tungsten Transactions costs for the year ended December 31, 2024 represent deal‑related expenses incurred in connection with the Tungsten Transactions completed on September 17, 2024.

(6) Spin-Off costs for the years ended December 31, 2025 and December 31, 2024 represent deal‑related expenses incurred in connection with the Spin-Off completed on February 28, 2025.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands) except per share amounts
Basic:
Net (loss) income	$(136,005)	$(83,162)	$112,520
Add : provision for income taxes	39,026	2,187	4,556
Add (less): mark-to-market adjustments (1)	208,059	171,817	(22,145)
Add: stock-based compensation	22,777	21,235	17,562
Add: Husky Transaction costs	7,077	—	—
Add: secondary offering transaction costs	—	586	—
Add: Tungsten Transactions costs	—	2,726	—
Add: debt refinance costs	—	225	—
Add: Loss on remeasurement of TRA Liability	3,465	—	—
Add: additional earnout costs	4,967	3,680	—
Add: Spin-Off costs	5,452	6,119	—
Adjusted net income before tax	154,818	125,413	112,493
Income tax expense (2)	34,029	27,240	24,433
Adjusted net income	$120,789	$98,173	$88,060
Common shares outstanding used in computing net income per share, basic:
Class A and Class B common shares (3)	110,517	83,834	78,619
Adjusted net income per share - basic	$1.09	$1.17	$1.12

Diluted:
Adjusted net income	$120,789	$98,173	$88,060
Add: Interest on convertible notes net of tax (5)	—	3,238	7,123
Adjusted net income used in computing adjusted net income per share, diluted (4)	$120,789	$101,411	$95,183
Common shares outstanding used in computing adjusted net income per share, diluted:
Warrants (4)	5,715	8,094	8,094
Exchangeable Notes (5)	—	11,629	13,000
Equity awards	4,728	3,411	3,651
Total shares outstanding used in computing adjusted net income per share - diluted	120,960	106,968	103,364
Adjusted net income per share - diluted	$1.00	$0.95	$0.92

(1) Includes the changes in fair value of warrant liability, make-whole provision of Exchangeable Notes and earnout consideration liability.
(2) Reflects current and deferred income tax expenses. For the years ended 2024 and 2023, it was calculated using the Company's blended tax rate as if the Company did not have any non-controlling interest associated with its historical Up-C structure. For the year ended 2025, it was calculated by applying the Company's assumed effective tax rate.
(3) Assumes both Class A and Class B shares participate in earnings and are outstanding at the end of the period. There were no     Class B shares outstanding as of December 31, 2025 and 2024.
(4) Assumes treasury stock method, valuation at assumed fair market value of $18.00 for the years ended 2024 and 2023.

(5) The Exchangeable Notes were included through the application of the "if-converted" method. Interest related to the Exchangeable Notes, net of tax was excluded from net income. No Exchangeable Notes were outstanding during the Company's fiscal year ended December 31, 2025.

Liquidity and Capital Resources

GPGI's primary sources of liquidity are its existing cash and cash equivalents balances, funding from its wholly owned subsidiary, Holdings, which are treated as distributions from Holdings to the Company, and potential proceeds from the sale of stock. Historically, these sources of liquidity have also included proceeds from the exercise of the Company’s previously-outstanding redeemable warrants. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as D&O insurance, professional fees, and stock exchange listing fees. Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).

As of December 31, 2025, the Company had cash and cash equivalents of $114.6 million and Holdings had cash and cash equivalents of $157.0 million, investment in US treasury bills of $41.1 million and total debt principal outstanding of $186.3 million. As of December 31, 2024, the Company had aggregate cash and cash equivalents of $77.5 million and total debt principal outstanding of $197.5 million.

The Company believes that available cash and cash equivalents at December 31, 2025 of $114.6 million are sufficient to meet the liquidity needs of the Company. The Company anticipates that to the extent that the Company and/or Holdings requires additional liquidity, it will be funded through borrowings on Holdings' revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that it or Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of the Company and Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that Holdings will generate sufficient cash flows from operations or that future capital will be available from additional indebtedness or other sources to meet the liquidity needs of the Company and Holdings. The Company has announced plans to use acquisitions as part of its growth strategy. As the Company pursues acquisitions, the Company and/or Holdings may incur additional equity or debt financings to complete such acquisitions.

Effective September 19, 2024, the Tungsten acquisition of a majority of the Company’s Class A Common Stock caused a Fundamental Change, as defined in the Indenture to the Exchangeable Notes. This Fundamental Change provided holders of the Exchangeable Notes a choice to: (1) exchange the Exchangeable Notes for shares of Class A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of Exchangeable Notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of Exchangeable Notes); (2) have the Company repurchase for cash of all of such holder’s Exchangeable Notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the Exchangeable Notes. Through December 31, 2024, all $130 million of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Common Stock. As of December 31, 2024, all of the Exchangeable Notes had been converted into shares of Common Stock.
On November 2, 2025, the Company entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, pursuant to which the Company combined with Husky Technologies Limited. The transaction closed on January 12, 2026 for aggregate consideration valued at approximately $5.0 billion, funded through a combination of debt financing, a private placement of common stock, equity rollover from Platinum Equity, and cash consideration, as described above. In connection with the closing, Husky became a wholly owned subsidiary of

Holdings. Additional information is included in Note 19 of the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (the "Consolidated Financial Statements").

On November 3, 2025, the Company called for redemption all of its issued and outstanding redeemable warrants. During the year ended December 31, 2025, the Company received $156.2 million of cash and issued 21,192,626 shares in connection with exercises of the warrants by the holders thereof. As of December 31, 2025, no warrants remained outstanding.

In connection with the closing of the Husky Transaction, the Company repaid in full all outstanding obligations under Holdings' existing credit facility and terminated all related commitments. No early termination penalties or prepayment premiums were incurred in connection with the payoff. This repayment represents the removal of our prior revolving and term loan structure and the associated interest expense, covenants, and liquidity considerations that were in place as of December 31, 2025. Additional information is included in Note 19 of the Consolidated Financial Statements.

On January 14, 2026, following the completion of the Husky Transaction, Holdings completed a refinancing of approximately $2.1 billion of indebtedness that was assumed as part of the Husky Transaction (the "Refinancing Transactions"). The Refinancing Transactions included (i) the issuance of $900.0 million of 5.625% senior secured notes due 2033 (the "Notes"), (ii) the establishment of a new $1.2 billion term loan facility maturing in 2033 (the "New Term Loan"), and (iii) $400.0 million of revolving credit commitments maturing in 2031 (the "New Revolving Facility"). Proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined company’s capital structure. Additional information is included in Note 19 of the Consolidated Financial Statements.

These financing activities significantly modified Holdings' capital structure, extended its maturity profile, and increased the available liquidity under the New Revolving Credit Facility. We expect that the increased amount of new long‑term debt will increase our annual cash interest outflows beginning in 2026; however, the structure also enhances financial flexibility by providing longer‑dated maturities and a more scalable credit platform supporting the combined operations of Holdings. The refinancing also consolidates and simplifies Holdings' debt portfolio, replacing multiple legacy facilities with a single capital structure intended to support the long‑term strategy of the combined company.

The Company continues to evaluate its capital allocation priorities, including deleveraging Holdings’ balance sheet over time, managing working capital requirements of the larger post‑combination enterprise, and maintaining sufficient liquidity to fund integration activities, strategic investments, and ongoing operations. As of the filing date, the Company believes it has adequate liquidity to meet its near‑term and long‑term obligations through cash on hand, operating cash flows and distributions from Holdings, and available debt capacity under Holdings' New Revolving Credit Facility.

    Net Cash (Used in) Provided by Operations

Cash used in the Company’s operating activities for the year ended December 31, 2025 was $22.9 million compared to cash provided by operating activities of $129.6 million for the year ended December 31, 2024. The $152.5 million decrease in cash provided by operating activities was primarily attributable to the deconsolidation of Holdings and changes in working capital. These decreases were partially offset by distributions from Holdings and deferred tax expense.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the year ended December 31, 2025 was $60.7 million, primarily related to cash and cash equivalents that were deconsolidated as a result of the Spin-Off and execution of the CompoSecure Management Agreement. That compared to cash used in investing activities for the year ended December 31, 2024 of $9.9 million which was primarily attributable to purchases of equipment, investment in SAFE and capitalized software expenditures.

Net Cash Provided by (Used in) Financing Activities

Cash provided by the Company’s financing activities for the year ended December 31, 2025 was $120.8 million, compared to cash used in the Company's financing activities for the year ended December 31, 2024 of $83.4 million. Cash provided in financing activities for the year ended December 31, 2025 primarily related to proceeds from the exercise of warrants of $156.2 million offset by $18.0 million of payments for taxes related to net share settlement of equity awards, purchase of treasury shares of $12.2 million and payment of TRA liability of $5.3 million. Cash used in financing activities for the year ended December 31, 2024 primarily related to distributions to non-controlling interest holders of $34.9 million, special distribution to non-controlling interest holders of $15.6 million, repayment of scheduled term loan principal payments of $12.8 million, dividends to holders of the Common Stock of $8.9 million, payments for taxes relating to net settlement of equity awards $12.8 million, deferred financing cost relating to debt modification of $2.1 million and payment of tax receivable agreement liability of $1.3 million. These uses were partially offset by proceeds of $5.0 million from the exercise of stock options and issuance of shares for ESPP transactions.

Contractual Obligations

The following table summarizes the Company’s material expected contractual cash obligations by future period as of December 31, 2025. Additional information is included in Notes 7, 8 and 16 of the Consolidated Financial Statements.

	Payments due by Period
	1 year or less	Years 2-3	Years 4-5	After Year 5	Total
	($ amounts in thousands)
Long-term Debt (1)	$15,000	$36,250	$135,000	$—	$186,250
Operating Leases (2)	2,690	4,132	2,807	1,727	11,356
Tax Receivable Agreement Liability (3)	16,193	31,445	32,562	191,153	271,353
Total	$33,883	$71,827	$170,369	$192,880	$468,959
(1)Includes principal only.
(2)See Note 8.
(3)The Company is obligated to make payments under the tax receivable agreement to holders of interests in Holdings. See Notes 2 and 14 to the Consolidated Financial Statements.

Outlook Following the Husky Transaction

The completion of the Husky Transaction materially expands the scale and complexity of the Company’s operations. Beginning in 2026, the Company expects its liquidity profile, debt service requirements, capital allocation priorities and cash flow generation to be significantly influenced by the results of the Husky business. Management believes the enhanced scale of the combined enterprise provides opportunities to pursue multi‑industry growth initiatives, operational efficiencies and a broader set of commercial end‑markets. However, the combined company is subject to increased leverage following the Refinancing Transactions, and future liquidity will depend on the successful integration and operating performance of Husky. The Company will continue to evaluate the combined capital structure and may pursue additional financing or capital markets activity as appropriate.

Critical Accounting Policies and Estimates
General:

The discussion and analysis of the Company’s financial condition and results of operations is based upon audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve management making estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. The Company’s actual results may differ from those estimates under different assumptions or conditions. The Company evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, measurement of changes in the fair value of earnout consideration liability, estimates of derivative liability associated with the Exchangeable Notes which were marked to market each quarter based on a Lattice model approach, changes in the fair value of warrant liabilities, derivative asset for the interest rate swap, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income and estimates of the inputs used to calculate the tax receivable agreement liability. See Notes 7, 10 and 12 to the Consolidated Financial Statements for further discussion of the nature of these assumptions and conditions. See Note 2 to the Consolidated Financial Statements for a complete description of the significant accounting policies that have been followed in preparing the Company’s Consolidated Financial Statements.

The accounting policies described below are those that the Company considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.
Change to Equity Method Accounting Presentation for Holdings

As a result of the Spin-Off and Holdings entering into the CompoSecure Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary, as the Company does not have the power to direct the activities of Holdings that most significantly impact its economic performance. Therefore, the results of operations and cash flows of the Company's wholly-owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements and, instead, are accounted for under the equity method of accounting.

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

On occasion, the Company receives requests from customers to hold purchased products. We evaluate these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606, which indicates that, for a customer to have obtained control of a product in a bill and hold arrangement all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) we do not have the ability to use the product or direct it to another customer. During the years ended December 31, 2025 and 2024, the Company recognized $1.2 million and $8.1 million of revenue under bill and hold arrangements, respectively.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. As a result of the Tungsten Transactions, all shares of Class B Common Stock were exchanged for shares of Class A Common Stock on September 17, 2024. No shares of Class B Common Stock were outstanding at December 31, 2025 and 2024.

Equity-Based Compensation
The Company estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires the Company to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which the Company believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for the Company’s equity prior to 2021, the

Company utilized a blend of an appropriate peer group and the Company's volatility to estimate the volatility assumption when calculating the fair value of options granted during 2025 and 2024. An entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. The Company used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. During the year ended December 31, 2025, the Company granted 343,720 non-qualified stock options. The Company also granted restricted stock units and performance-based stock units under its 2021 incentive plan during the years ended December 31, 2025, 2024 and 2023. See Note 10 in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Certain equity awards associated with the achievement of certain market conditions discussed below were achieved during the year ended December 31, 2025

Earnout Consideration

Certain of Holdings' equity holders had the right to receive an aggregate of up to 7.5 million additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”), with 657,160 of the Earnouts being subject to ASC 718. The remaining shares were considered to be derivative liability and the valuation of the Earnouts liability was determined using a Monte Carlo simulation model that utilizes significant assumptions, including share price, volatility, risk-free rate of return, expected term, anticipated dividends and forfeitures, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classifies the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in revaluation of earnout consideration liability in the Company's consolidated statements of operations.

The achievement of the Earnouts were subject to two price thresholds with half to be awarded upon the achievement of each threshold. The first phase was to expire upon the three year anniversary upon the initial closing date and the second phase was set to expire upon the four year anniversary. The Earnouts under the first phase were achieved on December 13, 2024 and approximately 3.8 million shares were issued The second Earnout threshold was achieved on September 8, 2025, and approximately 4.4 million (as adjusted for the Spin-Off) Earnout Shares were issued. See Notes 10 and 12 to the Consolidated Financial Statements for more information.

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

On November 3, 2025, the Company issued a Notice of Redemption calling for the redemption of all outstanding warrants, with a redemption date of December 3, 2025. Following the notice, substantially all warrants were exercised on a cashless basis, and all remaining warrants not exercised by 5:00 p.m. New York City time on December 3, 2025, were canceled and became entitled only to the $0.01 per warrant redemption price. As a result, no warrants remained outstanding as of December 31, 2025, and therefore no warrant liability was subject to remeasurement at December 31, 2025. See Note 10 to the Consolidated Financial Statements for additional information for additional information on the warrants.

Tax Receivable Agreement Liability

In connection with the Roman DBDR Business Combination, the Company entered into a tax receivable agreement (the "TRA" or "Tax Receivable Agreement") with Holdings and holders of interests in Holdings (the "TRA Parties"). Pursuant to the TRA, the Company is required to pay to certain TRA Parties, 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The TRA will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the TRA. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $271.4 million and $253.7 million in TRA liability as of December 31, 2025 and 2024, respectively, in the Company's consolidated balance sheets. The Company paid $5.3 million and $1.3 million in the years ended December 31, 2025 and 2024, respectively, to the TRA Parties pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal years 2024 and 2023.

In connection with the Tungsten Transactions, the Company and certain of the TRA Parties entered into Amendment No. 1 to the TRA, dated as of August 7, 2024 (the "TRA Amendment"). The TRA Amendment provides for certain amendments to the TRA for the benefit of the Company. In particular, the TRA Amendment amends the definition of “Change of Control” (as defined in the TRA) to forego the acceleration of certain payments that may have otherwise been payable to the TRA Parties by the Company or Holdings as a result of the Tungsten Transactions, provided that such TRA Parties shall retain their right to acceleration of payments upon any future change of control. The TRA Amendment also amends the “Early Termination Rate” (as defined in the TRA) by providing for an increase in the discount rate applicable to any future early termination payments pursuant to the TRA, resulting in a decrease in the amount of any such potential payments that the TRA Parties would otherwise be entitled to receive.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 9 and Note 14 to the Consolidated Financial Statements) as the income attributable to the non-controlling interest is pass-through income. The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company was not subject to income taxes prior to December 27, 2021, due to its equity structure, under which income was taxed on a pass‑through basis. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. During the year ended December 31, 2024, federal tax authorities completed their audit of fiscal 2020 and no adjustments were proposed.

Prior to the Tungsten Transactions, Holdings was a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, during a portion of fiscal 2024 (and prior years), Holdings made pro rata tax distributions to its members. These distributions were based on the Company’s estimate of taxable income for each year, updated throughout the year. Tax distributions from Holdings were intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings allocated to each member. The Holdings limited liability company agreement required distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company was required to file income tax returns together with the relevant apportionment information subject to various adjustments. For the year ended December 31, 2024,

Holdings distributed a total of $50.1 million of tax distributions to its members, of which $15.2 million was paid to GPGI, resulting in a net tax distribution to all other members of $34.9 million. For the year ended December 31, 2023, Holdings distributed a total of $50.0 million of tax distributions to its members, of which $11.6 million was paid to GPGI, resulting in a net tax distribution to all other members of $38.4 million. As a result of the Tungsten Transactions, the Company became the sole member of Holdings, eliminating the requirement for further tax distributions to members other than the Company.

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

Recently Adopted Accounting Policies
On December 14, 2023, the FASB issued ASU 2023‑09, Improvements to Income Tax Disclosures, which enhances income tax disclosures by requiring more detailed rate reconciliation information and expanded disclosures of income taxes paid. The guidance is effective for public business entities ( PBEs) for annual periods beginning after December 15, 2024, and for non‑PBEs after December 15, 2025, with early adoption permitted. The Company adopted the standard on January 1, 2025, and the adoption did not have a material impact on its consolidated financial statements.

Financing

The Company was a party to and guarantor of the indebtedness under Holdings' credit agreement. For more information on Holdings' credit agreement, see Note 7 to the Consolidated Financial Statements.

The Company is a guarantor of Holdings' indebtedness under the New Term Loan and the New Revolving Facility. Additionally, the Company was a party to the credit agreement governing Holdings' prior credit facility. For additional information regarding these agreements, see Note 19 to the Consolidated Financial Statements.

On January 12, 2026, Holdings repaid in full all outstanding obligations under its existing credit facility and terminated all related commitments. No early termination penalties or prepayment premiums were incurred. Following the completion of the Husky Transaction, Holdings completed the Refinancing Transactions, which, among other things, replaced Holdings' existing credit facility and provided the primary sources of Holdings' long‑term financing going forward. Additional information regarding the Refinancing Transactions is included in Note 19 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Holdings uses variable‑rate debt to finance its operations. Following deconsolidation on February 28, 2025, the Company has no material direct exposure to interest‑rate risk other than on cash and cash equivalents and short-term investments. The quantitative sensitivity below pertains to Holdings and is presented because Holdings’ results are reflected in the Company’s equity in earnings.

Holdings is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2025, Holdings had $186.3 million in debt outstanding under its prior credit facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of Holdings' debt outstanding as of December 31, 2025. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $1.9 million on an annual basis.

On January 11, 2022, Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. Under the terms of the interest rate swap agreement, Holdings receives payments based on the greater of 1-month SOFR rate or a minimum of 1.00%. Holdings has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. Holdings reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in its financial statements. The Interest Rate Swap matured as scheduled in December 2025 and the derivative asset was derecognized. No amounts remained in Holdings’ accumulated other comprehensive income related to this hedge as of December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GPGI, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
GPGI, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of GPGI, Inc., formerly CompoSecure, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2026 expressed an unqualified opinion.

Change to equity method of accounting
As described further in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its investment in GPGI Holdings, L.L.C., formerly CompoSecure Holdings, L.L.C. and its subsidiaries (“Holdings’) from the consolidation method to the equity method of accounting effective February 28, 2025, the date of the management agreement between Holdings and Resolute Holdings Management, Inc. (“Resolute”), which resulted in the Company not being the primary beneficiary of its variable interest in Holdings. Under the equity method of accounting, the Company’s share of the earnings of Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment after the effective date, and the carrying value of the Company's investment in Holdings is reported in the Company’s consolidated balance sheets as equity method investment.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
Critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion of the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deconsolidation accounting for a variable interest entity

As described further in Note 2 to the consolidated financial statements, on February 28, 2025, Holdings entered into a management agreement with Resolute. The Company determined on that date that Holdings was a variable interest entity (“VIE”) of which the Company is not the primary beneficiary. This determination required the Company to change its method of accounting for its investment in Holdings from the consolidation method to the equity method of accounting. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb loss or the right to receive benefits from the VIE that would potentially be significant to the VIE. We identified the evaluation of whether Holdings is a VIE and whether the Company is not the primary beneficiary of Holdings as a critical audit matter.

The principal consideration for our determination that the evaluation of whether Holdings is a VIE and whether the Company is not the primary beneficiary is a critical audit matter is management’s use of significant judgment in determining (i) the nature of the relationship between Holdings, the Company and Resolute, and the economics of the management fee structure, (ii) whether the management agreement represents a variable interest, (iii) the activities that most significantly affect Holdings’ economic performance based on the purpose and design of the arrangement and (iv) whether the Company has the power to direct those activities. Those matters required a high degree of auditor judgment and the involvement of professionals with skills in accounting for complex transactions.

Our audit procedures related to the evaluation of whether Holdings is a VIE and whether the Company is not the primary beneficiary included the following, among others:

•We obtained and reviewed the executed management agreement and conducted discussions with management to understand the economics, purpose and design of the arrangement and the rights and obligations of each party.
•With the involvement of professionals with skills in accounting for complex transactions, we evaluated management’s accounting conclusions, including management’s (a) identification of variable interests related to the management agreement, (b) assessment of whether the management fee met the criteria to be excluded from variable interest consideration under the applicable accounting standards; (c) determination of whether Holdings meets the definition of a variable interest entity, and (d) evaluation of whether the holders of the equity investment at risk have the power to direct the activities that most significantly impact Holdings’ economic performance.
•We reviewed the appropriateness of the financial statement presentation and disclosures related to this critical audit matter.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York
March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
GPGI, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of GPGI, Inc., formerly CompoSecure, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 12, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2026

GPGI, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,642	$77,461
Accounts receivable	—	47,449
Inventories, net	—	44,833
Prepaid expenses and other current assets	5,446	4,159
Total Current assets	120,088	173,902

Property and equipment, net	—	23,448
Right-of-use asset - operating leases	—	5,404
Deferred tax asset	271,724	264,815
Derivative asset- interest rate swap	—	2,749
Equity method investment	125,455	—
Deposits and other assets	—	3,600
Total assets	$517,267	$473,918

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$1,851	$14,682
Accounts payable	922	11,544
Commission payable	—	2,563
Bonus payable	—	8,466
Current portion of long-term debt	—	11,250
Current portion of lease liabilities - operating leases	—	2,113
Current portion of earnout consideration liability	—	20,533
Current portion of tax receivable agreement liability	16,193	5,171
Total current liabilities	18,966	76,322

Long-term debt, net of deferred finance costs	—	184,389
Warrant liability	—	104,231
Lease liabilities - operating leases	—	3,888
Tax receivable agreement liability	255,160	248,534
Total liabilities	274,126	617,364

Commitments and contingencies (Note 16)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000,000,000 and 250,000,000 shares authorized, 126,985,076 and 100,462,844 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	12	10
Treasury shares	(12,247)	—
Additional paid-in-capital	706,667	361,379
Accumulated other comprehensive income	(206)	2,543
Accumulated deficit	(451,085)	(507,378)
Total stockholders' equity (deficit)	243,141	(143,446)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$517,267	$473,918

The accompanying notes are an integral part of these financial statements.

GPGI, INC.
Consolidated Statements of Operations
($ in thousands except per share amounts)

	Years Ended December 31,
	2025	2024	2023

Net sales	$59,824	$420,571	$390,629
Cost of sales	31,077	201,344	181,547
Gross profit	28,747	219,227	209,082
Operating expenses:
Selling, general and administrative expenses	42,478	111,605	89,995
(Loss) income from operations	(13,731)	107,622	119,087

Other (expense) income:
Revaluation of warrant liability	(150,958)	(95,937)	8,047
Revaluation of earnout consideration liability	(57,101)	(76,305)	14,237
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	425	(139)
Loss on remeasurement of TRA liability	(3,465)	—	—
Interest income	1,233	4,648	4,977
Interest expense	(1,688)	(20,176)	(27,525)
Loss on extinguishment of debt	—	(148)	—
Amortization of deferred financing costs	(74)	(1,104)	(1,608)
Total other expense, net	(212,053)	(188,597)	(2,011)
(Loss) income before income taxes	(225,784)	(80,975)	117,076
Income tax expense	(39,026)	(2,187)	(4,556)
(Loss) income before earnings in equity method investment	$(264,810)	$(83,162)	$112,520
Earnings in equity method investment	128,805	—	—
Net (loss) income	(136,005)	(83,162)	112,520

Net (loss) income attributable to redeemable non-controlling interests	$—	$(29,443)	$93,281
Net (loss) income attributable to GPGI, Inc.	$(136,005)	$(53,719)	$19,239

Net (loss) income per share attributable to Class A common stockholders - basic	$(1.23)	$(1.22)	$1.03
Net (loss) income per share attributable to Class A common stockholders - diluted	$(1.23)	$(1.22)	$0.96

Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - basic	110,517	44,012	18,661
Weighted average shares used to compute net (loss) income per share attributable to Class A common stockholders - diluted	110,517	44,012	35,312

The accompanying notes are an integral part of these financial statements.

GPGI, INC.
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(136,005)	$(83,162)	$112,520
Other comprehensive loss, net:
Unrealized loss on derivative - interest rate swap (net of tax)	(502)	(2,448)	(3,292)
Total other comprehensive loss, net	(502)	(2,448)	(3,292)
Comprehensive (loss) income	$(136,507)	$(85,610)	$109,228
The accompanying notes are an integral part of these financial statements.

GPGI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Capital	Comprehensive Income	Deficit	Equity (Deficit)	Interest
Balance as of December 31, 2022	16,446,748	$2	60,325,057	$6	$—	$24,107	$8,283	$(924,630)	$(892,232)	$600,234
Distributions to non-controlling interests	—	—	—	—	—	—	—	(38,362)	(38,362)	—
Stock-based compensation	—	—	—	—	—	17,562	—	—	17,562	—
Net income	—	—	—	—	—	—	—	19,239	19,239	93,281
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes and employee stock purchase plan transactions	2,601,740	—	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	1,196	—	—	1,196	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	—	(3,126)	—	—	(3,126)	—
Class A common stock issued pursuant to Class B common stock exchanges	366,635	—	(366,635)	—	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	—	(3,292)	—	(3,292)	—
Tax receivable agreement liability	—	—	—	—	—	(273)	—	—	(273)	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	—	—	96,928	96,928	(96,928)
Balance as of December 31, 2023	19,415,123	$2	59,958,422	$6	$—	$39,466	$4,991	$(846,825)	$(802,360)	$596,587
Distributions to non-controlling interests	—	—	—	—	—	—	—	(34,863)	(34,863)	—
Dividend to Class A shareholders	—	—	—	—	—	(8,922)	—	—	(8,922)	—
Special distribution to non-controlling interests	—	—	—	—	—	—	—	(15,573)	(15,573)
Stock-based compensation	—	—	—	—	—	21,235	—	—	21,235	—
Shares issued upon the exchange of convertible debt	13,587,565	2	—	—	—	128,264	—	—	128,266	—
Earnout Phase 1	3,635,924	—	—	—	—	52,835	—	—	52,835	—
Net loss	—	—	—	—	—	—	—	(53,719)	(53,719)	(29,443)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes, warrants and ESPP transactions	3,865,810	—	—	—	—	—	—	—	—	—
Proceeds from employee stock purchase plan and exercise of options	—	—	—	—	—	4,998	—	—	4,998	—
Class A common stock withheld related to net share settlement of equity awards	—	—	—	—	—	(8,994)	—	—	(8,994)	—
The accompanying notes are an integral part of these financial statements.

GPGI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Capital	Comprehensive Income	Deficit	Equity (Deficit)	Interest
Class A common stock issued pursuant to Class B common stock exchanges	59,958,422	6	(59,958,422)	(6)	—	—	—	—	—	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	—	(2,448)	—	(2,448)	—
Tax receivable agreement liability	—	—	—	—	—	8,955	—	—	8,955	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	123,542	—	443,602	567,144	(567,144)
Balance as of December 31, 2024	100,462,844	$10	—	$—	$—	$361,379	$2,543	$(507,378)	$(143,446)	$—
Exercise of warrants	21,192,626	2	—	—	—	411,384	—	—	411,386	—
Stock-based compensation	—	—	—	—	—	4,468	—	—	4,468	—
Proceeds from exercise of options	—	—	—	—	—	121	—	—	121	—
Unrealized loss on derivative - interest rate swap	—	—	—	—	—	—	(502)		(502)
Purchase of treasury shares	(647,782)	—	—	—	(12,247)	—	—	—	(12,247)	—
Net loss	—	—	—	—	—	—	—	(136,005)	(136,005)	—
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes	1,731,791	—	—	—	—	(15,285)	—	—	(15,285)	—
Deemed dividend for issuance of stock-based compensation to Resolute Holdings employees	—	—	—	—	—	(28,136)	—	—	(28,136)
Stock-based compensation granted to Resolute Holdings employees	—	—	—	—	—	28,136	—	—	28,136
Tax receivable agreement liability	—	—	—	—	—	2,165	—	—	2,165	—
Earnout Phase Two	4,245,597	—	—	—	—	74,908	—	—	74,908	—
Stock-based compensation granted at Holdings	—	—	—	—	—	18,309	—	—	18,309	—
Spin-Off of Resolute Holdings	—	—	—	—	—	(14,209)	—	3,400	(10,809)
Deconsolidation of Holdings	—	—	—	—	—	(136,573)	(2,247)	188,898	50,078	—
Balance as of December 31, 2025	126,985,076	$12	—	$—	$(12,247)	$706,667	$(206)	$(451,085)	$243,141	$—
The accompanying notes are an integral part of these financial statements.

GPGI, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities
Net loss	$(136,005)	$(83,162)	$112,520
Adjustments to reconcile net loss to net cash ( used in ) provided by operating activities
Depreciation and amortization	1,623	9,174	8,387
Stock-based compensation expense	4,468	21,235	17,562
Inventory reserves	—	(294)	(1,182)
Amortization of deferred financing costs	74	1,155	1,546
Earnings in equity method investment	(128,805)	—	—
Cash receipts from Holdings after the Spin-Off	21,659	—	—
Loss on extinguishment of debt	—	148	—
Revaluation of earnout consideration liability	57,101	76,305	(14,237)
Revaluation of warrant liability	150,958	95,937	(8,047)
Non-cash operating lease expense	405	2,336	2,186
Change in fair value of derivative liability	—	(425)	139
Loss on remeasurement of TRA liability	3,465	—	—
Deferred tax (benefit) expense	14,743	(2,469)	2,667
Changes in assets and liabilities
Accounts receivable	2,063	(6,961)	(3,216)
Inventories, net	(5,195)	8,001	(8,984)
Prepaid expenses and other assets	(4,037)	974	(1,309)
Accounts payable	(625)	6,351	(1,934)
Accrued expenses	(760)	2,696	1,833
Lease liabilities	(371)	(2,450)	(2,232)
Other liabilities	(3,643)	1,002	(1,387)
Net cash (used in ) provided by operating activities	(22,882)	129,553	104,312

Cash flows from investing activities
Purchase of property and equipment	—	(7,410)	(10,944)
Investment in SAFE	—	(1,500)	—
Resolute Holdings cash deconsoldiated as a result of the Spin-Off	(10,000)	—	—
Holdings cash deconsolidated as a result of the CompoSecure Management Agreement	(50,303)	—	—
Capitalized software expenditures	(387)	(1,035)	—
Net cash used in investing activities	(60,690)	(9,945)	(10,944)

Cash flows from financing activities
Proceeds from employee stock purchase plan and exercise of options	121	4,998	1,196
Payments for taxes related to net share settlement of equity awards and earnout liability	(18,011)	(12,783)	(3,126)
Proceeds from the exercise of warrants	156,195	—	—
Purchase of treasury shares	(12,247)	—	—
Payment of term loan	—	(12,813)	(22,810)
Payment of tax receivable agreement liability	(5,305)	(1,303)	(2,436)
Deferred finance costs related to debt modification	—	(2,104)	(256)
Tax distributions to non-controlling members	—	(34,863)	(38,362)
Special distribution to non-controlling members	—	(15,573)	—
Dividend to Class A shareholders	—	(8,922)	—
Net cash provided by (used in) financing activities	120,753	(83,363)	(65,794)

Net increase in cash and cash equivalents	37,181	36,245	27,574
Cash and cash equivalents , beginning of year	77,461	41,216	13,642
Cash and cash equivalents, end of year	$114,642	$77,461	$41,216

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$2,164	$20,608	$27,247
The accompanying notes are an integral part of these financial statements.

Cash paid for income taxes	24,310	4,820	2,760
Supplemental disclosure of non-cash financing activities:
Operating lease ROU assets exchanged for lease liabilities	$4,224	$—	$—
Derivative asset - interest rate swap	(502)	(2,448)	(3,292)
Non-cash portion of warrant exercise	(255,189)	—	—
Settlement of earnout	(77,634)	(56,625)	—
Contribution to Holdings for stock-based compensation	18,309	—	—
Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of CompoSecure Management Agreement	(100,378)	—	—
Resolute Holdings net liabilities, excluding cash and cash equivalent, deconsolidated as a result of Spin-Off	(1,542)	—	—
The accompanying notes are an integral part of these financial statements.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

1.DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI” and, together with its subsidiaries as the context requires, the "Company," “we”, “us” or “our”), is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The operations, capital allocation, and strategy of our operating businesses are managed by Resolute Holdings Management, Inc. (NYSE: RHLD) (“Resolute Holdings”), an entity that was initially formed as a wholly owned subsidiary of the Company and was subsequently spun off to the Company's shareholders on a pro rata basis.

Starting in January 2026, the Company has evolved from a single operating business into a diversified permanent capital platform that is today comprised of two market leading businesses: (1) CompoSecure, L.L.C. (“CompoSecure”), a leading manufacturer of premium metal credit cards and provider of secure authentication solutions, and (2) Husky Holdings LLC (“Husky”), a leading manufacturer of injection molding equipment and aftermarket services for the food, packaging, and medical markets.

As a function of the Company’s permanent capital base, we believe our platform is a structurally advantaged buyer for private assets. Specifically, we believe GPGI offers an alternative and more favorable exit pathway for large, sponsor-owned assets that are otherwise limited to an initial public offering. We can offer more upfront cash proceeds to the seller, provide speed and certainty, lower the concentrated ownership overhang with access to our high-quality, long-term, and diversified shareholder base, set up the business for success with right-sized leverage, and provide the opportunity to participate in future Resolute Holdings-led value creation. These structural benefits collectively position GPGI to make accretive acquisitions of high-quality businesses at a fair price.

CompoSecure Business

CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. CompoSecure pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.

CompoSecure maintains approximately 75%+ market share in the global metal payment card market and delivered more than 32 million payment cards in 2025, serving over 150 customers across 200 branded and co-branded card programs. The company’s leading position is reinforced by long-standing customer relationships with leading bank issuers like American Express, JPMorgan Chase and Capital One, and financial technology companies like Coinbase, Robinhood, and Gemini. CompoSecure’s customers generate highly recurring demand for metal payment cards after initial program launch, driven by new account acquisition, portfolio expansion, product upgrades, and reissuance for loss, theft, or card expiration. With an estimated global addressable market of approximately 5.5 billion payment cards in issuance, the company’s total penetration is estimated to be less than 1% of total payment cards in issuance and delivered each year.

In addition to metal payment cards, CompoSecure has leveraged its core competencies in advanced manufacturing and trusted hardware to develop secure authentication and digital asset storage solutions through the Arculus platform. Arculus combines a physical metal card with a mobile software application to enable three-factor secure authentication, high-value transaction authorization, and management of digital assets in cold storage. With its tap-to-authenticate technology, Arculus provides tamper resistance, cryptographic security, and ease of use for enterprise and individual customers facing increased cybersecurity risks across diverse end markets.

CompoSecure has developed the ability to provide volume and quality at the scale required for the success of its very large customer programs, while also driving manufacturing efficiencies and a cost advantage. The company also has

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
separate manufacturing operations designed to optimize smaller quantity production runs for pilot or more specialized card programs. Coupled with its manufacturing footprint, CompoSecure has more than 65 U.S. and foreign patent families issued and more than 35 U.S. and foreign patent family applications pending. The company expects to continue developing innovations for payment card form factor design, components, and manufacturing methods, as well as further technological innovations for the Arculus platform.

Husky Business

Husky, founded in 1953, and headquartered in Bolton, Ontario, Husky is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Since its founding in 1953, Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.

Husky, founded in 1953, and headquartered in Bolton, Ontario, Husky is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Since its founding in 1953, Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions. As of December 31, 2025, Husky serves approximately 4,000 customers in approximately 140 countries through approximately 13,500 installed systems, including over 6,000 fully integrated polyethylene terephthalate (“PET”) systems.

Husky’s injection molding equipment solutions are focused on maximizing performance by increasing productivity, reducing part variability, and reducing maintenance to minimize the total cost of ownership for ultra-high volume applications. The company’s product mix includes injection molding systems, application-specific molds and hot runners, and advanced precision controller technologies. Additionally, Husky has developed its Advantage+Elite remote asset monitoring, enabling its technical service team to monitor customers’ equipment around the world on a real time basis to provide proactive service. Using advanced data algorithms, the company is able to remotely predict performance deterioration and identify issues before they occur, avoiding unplanned downtime and expanding its customer share of wallet. Due to its market leading installed base of equipment, Husky generates approximately 65% of its revenue from highly recurring aftermarket molds, hot runners and controllers, service contracts, aftermarket parts and tooling, and technology upgrades.

Husky has a significant market position in PET beverage systems and aftermarket molds with a highly diversified customer base. The company’s well-established position is underpinned by its extensive intellectual property and trade secret knowledge base developed over decades of research and development investment and customer-centric innovation. Husky has approximately 1,350 issued and active patents and has significant brand recognition amongst its customers who view it as the premier name in quality, service, and value.

Husky has a global operating footprint consisting of manufacturing facilities in Canada, the United States, Luxembourg, Switzerland, China, and India. The company also has an extensive sales and service network consisting of approximately 650 service representatives, with service technicians located in over 50 countries.

The Husky Transaction was completed on January 12, 2026, and accordingly, the Company’s results of operations and financial statements for the fiscal year ended December 31, 2025 do not reflect the results of Husky, which was not a part of the Company until after the completion of this fiscal period.

The evolution of the Company from a single operating business into the diversified permanent capital platform it is today began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC (collectively, "Tungsten"), and all of the Class B stockholders of the Company, entered into stock purchase agreements pursuant to which the selling Class B stockholders exchanged their 51,908,422 Class B units and corresponding Class B shares for Class A shares, (collectively, the "Tungsten Transactions") eliminating the Company's existing dual-share class

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions.

On September 27, 2024, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings, L.L.C. (formerly CompoSecure Holdings, L.L.C) (“Holdings”). On February 28, 2025, the Company distributed all shares of common stock of Resolute Holdings (“Resolute Holdings Common Stock”) on a pro rata basis to the holders of the Company’s Class A Common Stock as of the February 20, 2025 record date (the “Spin-Off”). Each stockholder of record who held shares of the Company’s Class A Common Stock on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of the Company’s common stock then held.

In connection with the completion of the Spin-Off, Holdings entered into a management agreement with Resolute Holdings (the "CompoSecure Management Agreement"), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of Holdings and its controlled affiliates in exchange for a fee.

Pursuant to the CompoSecure Management Agreement, Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Holdings’ last twelve months' Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects (a) Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Management Agreement Adjusted EBITDA for GPGI Holdings is calculated without duplication of Husky Holdings’ Adjusted EBITDA as defined in the Husky Management Agreement (as defined below) and its share of Parent Allocated Expense. Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for aggregate consideration of approximately $4.976 billion, comprised of cash and shares of GPGI’s Class A Common Stock (“Husky Transaction”) (see Note 19). The Husky Transaction was completed on January 12, 2026, whereby Husky Holdings became a wholly owned subsidiary of GPGI Holdings.

In conjunction with the closing of the Husky Transaction, Husky and Resolute Holdings entered into a management agreement (the "Husky Management Agreement") on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky in exchange for payment of quarterly management fees.

The distribution of shares in connection with the Spin-Off constituted an extraordinary dividend as defined in the agreement governing the Company's then-outstanding warrants (the "Warrant Agreement") related to redeemable warrants to purchase Common Stock (the "Warrants") previously issued in connection with the Roman DBDR Business Combination. As

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
a result, the price for which each Warrant was exercisable to acquire a share of Common Stock was decreased from $11.50 per share of Common Stock to $7.97 per share of Common Stock, and the redemption trigger price was decreased from $18.00 per share of Common Stock to $14.47 per share of Common Stock, effective as of February 28, 2025.

The Company historically operated and controlled the business and affairs of Holdings and thus consolidated Holdings. As of February 28, 2025 and subsequent to the Spin-Off and the execution of the CompoSecure Management Agreement with Resolute Holdings, Resolute Holdings controls and is required to consolidate Holdings. As a result, the Company no longer consolidates Holdings and accounts for the investment in Holdings as an equity method investment. See Note 9 for additional discussion.

The Company’s current entity structure as of the date of this report is as follows:

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

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An immaterial adjustment has been made to the consolidated statement of cash flows for the year ended December 31, 2024 and 2023 to reclassify within cash flows from operating activities the change in other liabilities to non-cash operating lease expense and lease liabilities.

Variable Interest Entities

The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). A VIE is an entity that either lacks sufficient equity to permit it to finance its activities without additional subordinated financial support or for which the equity investors do not have characteristics of a controlling financial interest. These evaluations are complex and involve significant judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Change to Equity Method Accounting Presentation for Holdings

The Company has a variable interest in Holdings, the Company’s wholly owned operating subsidiary. Holdings is considered a VIE as the Company is the sole holder of Holdings’ equity investment risk but is not able to direct the activities that most significantly impact Holdings’ economic performance. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and as a result of Holdings entering into the CompoSecure Management Agreement with Resolute Holdings, the Company determined that Holdings is a VIE for which the Company is not the primary beneficiary. Therefore, the results of operations and cash flows of the Company's wholly owned subsidiary, Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report and are instead accounted for under the equity method of accounting. Under the equity method of accounting, the financial information of Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment. The carrying value of the Company's investment in Holdings is reported in the Company’s consolidated balance sheets as equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of Holdings and is also decreased by the Company’s share of dividends declared by Holdings from time to time (if any). No gain or loss was recognized upon conversion of Holdings as an equity method investment because Resolute Holdings and the Company were both under common control at the date of the Spin-Off and execution of the CompoSecure Management Agreement.

In these financial statements, we use the phrase “Reflecting the change to equity method accounting” to indicate that the results now exclude the consolidated operating activity of Holdings and instead include only the Company’s proportionate share of Holdings’ net income or loss.

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect at the balance sheet date, while income and expenses are translated using average exchange rates for the period. Resulting translation adjustments are recorded in

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency are recognized in other (income) expense, net in the consolidated statements of operations. Foreign currency translation adjustments and transaction gains and losses were immaterial for 2025 and 2024.

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

Accounts Receivable

Accounts receivable are recognized net of allowances for credit losses. Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. No allowance for expected credit losses was recorded during the years ended December 31, 2025 and 2024, and no allowance was outstanding as of those dates. The accounts receivable was $40,488 and $47,449 as of December 31, 2023 and December 31, 2024. Reflecting the change to equity method accounting, the Company had no Accounts Receivable balance as of December 31, 2025.

Inventories
Inventories are stated at the lower of cost or net realizable value, a basis that approximates the first-in, first out method. Inventories consist of raw material, work in process and finished goods. The Company establishes reserves as necessary for obsolete and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to ten years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. No impairment charges or revisions in the estimated useful lives of property and equipment were made during the years ended December 31, 2025 and 2024.

Investments

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity ("SAFE ") with Signify Holdings, Inc., also known as Rain Cards (“Rain Cards”). Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company has elected to account for this investment at cost. On February 10, 2025, the Company’s Rain Cards SAFE investment was converted to an equity interest under the terms of the agreement. No impairment has been recorded on the Rain Cards SAFE investment during the years ended December 31, 2025 and December 31, 2024. Investment in Rain Cards is included as part of the deposits and other assets line item on the consolidated balance sheet.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Revenue Recognition

The Company recognizes revenue in accordance with, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers.

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

Shipping and Handling Costs

Shipping and handling are recognized in cost of goods sold in the consolidated statements of operations. Total shipping and handling costs were approximately $602, $2,451 and $2,286 for the years ended December 31, 2025, 2024, and 2023, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and were $1,319, $7,441 and $6,780 for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising
The Company expenses the cost of advertising as incurred. Advertising expense of approximately $586, $4,782, and $5,020 for the years ended December 31, 2025, 2024, and 2023, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are applied to the income attributable to the controlling interest (see Note 14) as the income attributable to the non-controlling interest is pass-through income. Prior to the merger with Roman DBDR Tech Acquisition Corp. ("Roman DBDR") completed in December 2021 (the "Roman Business Combination"), the Company was not subject to income taxes due to its prior equity structure and was, instead, subject to pass‑through income taxes. The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Prior to the Tungsten Transactions, Holdings was a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, during a portion of fiscal 2024 (and prior years), Holdings made pro rata tax distributions to its members. These distributions were based on the Company’s estimate of taxable income for each year, updated throughout the year. Tax distributions from Holdings were intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings allocated to each member. The Holdings limited liability company agreement required distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information subject to various adjustments. As a result of and subsequent to the Tungsten Transactions, GPGI is the sole owner of Holdings.

For the year ended December 31, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to GPGI, resulting in a net tax distribution to all other members of $34,863. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to GPGI, resulting in a net tax distribution to all other members of $38,362. There was $0 of tax distributions made in 2025 due to GPGI being the sole owner of Holdings subsequent to the Tungsten Transactions.

Stock-Based Compensation
The Company has equity-based compensation plans which are described in more detail in Note 10. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. See Note 10 for a discussion of the valuation of equity-based compensation.

For each year presented, the Company estimated the grant‑date fair value of share‑based compensation awards using valuation methodologies appropriate to the terms of the awards. The fair value of stock options was estimated using the Black‑Scholes option‑pricing model, which requires assumptions for expected volatility, expected term, expected dividend yield, and the risk‑free interest rate. The risk‑free interest rate was based on the U.S. Treasury yield curve in effect on the respective grant dates, with maturities corresponding to the expected terms of the awards. For periods in which multiple option grants were issued, risk‑free interest rates varied by grant date; however, the Company discloses weighted‑average valuation assumptions for each year, and therefore a specific range of risk‑free interest rates is not separately disclosed.

Earnout Consideration
Certain of the equity holders of Holdings (including certain employees) had the right to receive an aggregate of up to 7,500,000 additional shares of the Company's Class A Common Stock in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds, with one‑half of the shares issuable upon achievement of each threshold. If the applicable thresholds were not met, the Earnouts would expire in two corresponding phases.

The first Earnout threshold was achieved on December 13, 2024, and approximately 3,800,000 shares of Common Stock were issued. The second Earnout threshold was achieved on September 8, 2025, when shares of the Company's Class A Common Stock traded at a price that was equal to or greater than $17.10 per share (reduced from $20.00 per share as a result

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
of the Spin-Off) on each of 20 trading days within any 30 consecutive trading day period. Upon achievement of this second threshold, approximately 4,400,000 (as adjusted for the Spin-Off) shares of Common Stock were issued

The valuation of the Earnouts was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Company classified the Earnouts as liabilities at their fair value on the consolidated balance sheet and adjusts the fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until expiration, and any change in fair value was recognized in revaluation of Earnout consideration liability in the Company's consolidated statements of operations.

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

Tax Receivable Agreement Liability

As a result of the Roman Business Combination completed in December 2021, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement” or "TRA") with Holdings and holders of interests in Holdings as of the date of the Roman Business Combination (the "TRA Holders"). Pursuant to the Tax Receivable Agreement, the Company is required to pay to the TRA Holders 90% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes. The tax receivable agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the agreement for an amount representing the present value of anticipated future tax benefits under the tax receivable agreement. The Company will retain the benefit of the remaining 10% of these cash tax savings. The Company recorded $271.4 million and $253.7 million in tax receivable agreement liability as of December 31, 2025 and 2024, respectively, which is reported in the Company's consolidated balance sheets. The Company paid $5.3 million and $1.3 million during the years ended December 31, 2025 and December 31, 2024, respectively to the TRA Holders pursuant to the savings in U.S. federal, state and local income taxes that the Company realized as a result of the utilization of certain tax attributes for the fiscal years 2024 and 2023, respectively.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2025, 2024, and 2023 were salaries and commissions of $5,191, $31,478, and $30,108, and professional fees of $17,822, $24,916, and $13,664, respectively.

Stock Repurchases

The Company’s stock repurchase program authorizes the Company to repurchase shares in open market and/or private transactions from time to time based on numerous factors, including, but not limited to, share price and other market conditions, the Company’s ongoing capital allocation planning, cash and debt levels, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to stockholders' equity.

See Note 9 – Equity Structure for further information on the repurchase of shares.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
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

Diluted net (loss) income per share is computed by dividing the net (loss) income allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the Warrants, payment of the Earnouts, exercise and vesting of the equity awards, exchange of the Class B units of Holdings and Exchangeable Notes (as defined below) only if the effect is not anti-dilutive.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, warrants, earnout consideration and interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
based on quoted market prices, a Level 1 fair value measure. As of December 31, 2025 and 2024, the carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The Exchangeable Notes (as defined below) were all converted during the year ended December 31, 2024. The Company accounts for financial assets and liabilities that are re-measured and reported at fair value at each reporting period in accordance with ASC 820. See Note 12.

Software Development Costs

The Company applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("ASC 350-40"). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $387 and $1,035 of software development costs during the year ended December 31, 2025 and 2024, respectively. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. Capitalized software is amortized between two and three years.
Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update No. 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”), which clarifies and updates interim reporting requirements under ASC 270. The amendments aim to improve consistency and decision‑usefulness by refining the objective of interim reporting and clarifying required updates for significant events and changes occurring during interim periods. For public business entities ("PBEs"), ASU 2025‑11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of ASU 2025-07 will have on the Company's consolidated financial statements.

On September 18, 2025, the FASB released Accounting Standards Update No. 2025-06, Accounting for Internal-Use Software Costs (“ASU 2025-06”), which amends ASC 350-40 to modernize guidance for internal-use software. ASU 2025-06 introduces a principles-based approach to capitalization, replacing outdated stage-based guidance that did not align with modern development practices such as agile and iterative methods. The amendments apply to all entities that develop or acquire internal-use software, including website development costs. The FASB issued this update to reduce complexity, improve consistency, and better reflect real-world software development processes. For all entities, ASU 2025-06 will become effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of ASU 2025-06 will have on the Company's consolidated financial statements.

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

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,(“ASU 2024-03”),
which requires disaggregated disclosure of income statement expenses for PBEs. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still assessing the impact that the adoption of ASU 2024-03 will have on the Company's consolidated financial statements.

    On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which applies to all entities subject to income taxes. For PBEs, the new requirements became effective for annual periods beginning after December 15, 2024. For entities other than public business entities ("non-PBEs"), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The amendments in this update require that PBEs on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"),which applies to all PBEs that are required to report segment information in accordance with Topic 280, Segment Reporting. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all PBEs to enable investors to develop more decision-useful financial analysis. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and has reflected updates to its segment reporting in the Company's consolidated financial statements.

3. REVENUE RECOGNITION
The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. The majority of the Company’s revenue is earned from contracts with its top customers. The following percentages present the Company’s revenue concentration by customer. Aggregate revenue from the two top customers comprised approximately 44.0% , 61.8% and 70.5% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company’s B2B (business‑to‑business) revenue primarily arises from the manufacture and delivery of metal payment cards under customer‑specific purchase orders or statements of work. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2025 and 2024. As a result, there were no significant changes in contract asset or contract liability balances during the periods presented.
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

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
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

    Additionally, the Company has a rebate program with certain customers allowing for a rebate based on achieving a certain level of shipped sales. This rebate is estimated and updated throughout the year and recorded against revenues and the related accounts receivable.

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606, which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the years ended December 31, 2025 , 2024 and 2023, the Company recognized $0 , $8,085 and $0 of revenue under bill and hold arrangements, respectively.

In addition to B2B card‑manufacturing revenue, the Company generates revenue from the sale of Arculus key cards directly to consumers (B2C) through third‑party e‑commerce platforms. Each B2C transaction contains a single performance obligation, which is satisfied at the point in time when control of the product transfers upon shipment. Customers pay in full at checkout, and the related platforms remit cash to the Company shortly thereafter; therefore, no contract assets or contract liabilities are generated. The transaction price equals the stated checkout price, net of any discounts applied at the point of sale. Platform commissions and payment‑processing fees are recorded as operating expenses. The Company is the principal in these arrangements and records revenue on a gross basis. Returns have historically been immaterial.

4. INVENTORIES
Reflecting the change to equity method accounting, the major classes of inventories were as follows:

	December 31,
	2025	2024
Raw materials	$—	$46,109
Work in process	—	1,024
Finished goods	—	505
Inventory reserve	—	(2,805)
Inventories, net	$—	$44,833

5. PROPERTY AND EQUIPMENT
Reflecting the change to equity method accounting, property and equipment consist of the following:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

		December 31,
	Useful Life	2025	2024
Machinery and equipment	5 - 10 years	$—	$38,012
Furniture and fixtures	3 - 5 years	—	33
Computer equipment	3 - 5 years	—	46
Leasehold improvements	Shorter of lease term or estimated useful life	—	11,711
Vehicles	5 years	—	88
Software	2- 3 years	—	1,718
Construction in progress		—	2,664
Total		—	54,272
Less: Accumulated depreciation and amortization		—	(30,824)
Property and equipment, net		$—	$23,448

Depreciation and amortization expense was $1,512, $9,174 and $8,387 for the years ended December 31, 2025, 2024 and 2023, respectively.

6. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in the equity method investment in Holdings was 100% and had a carrying value of $125,455 as of December 31, 2025. Prior to the execution of the CompoSecure Management Agreement and the Company's deconsolidation of Holdings on February 28, 2025, Holdings had net liabilities of $50,078, primarily arising from advances made by Holdings to the Company. Holdings waived the collection of these advances, effectively treating them as distributions to the Company as its sole member prior to the date of deconsolidation, which resulted in an initial carrying value of $0 with respect to the Company's equity method investment in Holdings. See discussion of liquidity in Note 17 for the treatment of distributions from Holdings to the Company.
The following table provides a reconciliation of the equity method investment in Holdings:

Recognition of equity method investment in Holdings subsequent to Spin-Off	$—
Equity in net income	128,805
Stock- based compensation granted at Holdings	18,309
Distribution to GPGI, Inc.	(21,659)
Equity method investment in Holdings - December 31, 2025	$125,455

The financial position of Holdings is summarized in the following table:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

December 31, 2025
Current assets	$289,594
Noncurrent assets	34,705
Total assets	324,299

Current liabilities	75,847
Noncurrent liabilities	177,143
Total liabilities	252,990
Total members' equity	71,309
Total liabilities and members' equity	$324,299

The results of operations of Holdings subsequent to the Spin-Off and deconsolidation are summarized in the following table:

Period from February 28, 2025 through December 31, 2025
Net sales	$402,231
Cost of sales	170,767
Gross profit	231,464
Operating expenses:
Selling, general and administrative expenses	95,612
Income from operations	135,852

Other income (expense):
Interest expense	(10,722)
Interest income	4,231
Amortization of deferred financing costs	(556)
Total other income (expense), net	(7,047)
Income before income taxes	128,805
Income tax expense	—
Net income	$128,805

7. DEBT
Credit Facility

On August 7, 2024, Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent ("JPMC") (the “Holdings Credit Facility”). The Holdings Credit Facility had an initial maximum borrowing capacity of $330,000 comprised of a term loan of $200,000 (the “Holdings Term Loan”) and a revolving credit facility of $130,000 (the “Holdings Revolver”). The Holdings Credit Facility had a maturity date of August 7, 2029.

On December 30, 2024, Holdings, together with its operating subsidiaries, executed Amendment No. 1 to the Holdings Credit Facility (the "December 2024 Amendment") to allow the Company to facilitate the Spin-Off. There were no changes to the lenders as a result of the December 2024 Amendment which was accounted for as a debt modification. In

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
connection with the December 2024 Amendment, Holdings incurred $215 in lenders fees which were capitalized and are being amortized to interest expense through the maturity of the Holdings Credit Facility.

The Holdings Credit Facility required Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment would have been due for the outstanding principal. The Holdings Credit Facility also required Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the Holdings Revolver. The Holdings Credit Facility provided for Holdings to prepay the Holdings Term Loan without penalty or premium. The Holdings Credit Facility was secured by substantially all of the assets of Holdings. The Company had pledged its ownership interests in Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the Holdings Credit Facility.

Interest on the Holdings Revolver and the Holdings Term Loan were based on outstanding principal amount during the interest period multiplied by the quoted Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.75% to 2.75% based on the Company's leverage ratio. At December 31, 2025 and 2024, the effective interest rate on the Holdings Revolver and Holdings Term Loan was 5.97% and 6.81% per year, respectively.

The Company recognized $1,761, $16,510, and $19,513 of interest expense including amortization of deferred financing costs related to the Holdings Credit Facility during the years ended December 31, 2025, 2024 and 2023, respectively.

The Holdings Credit Facility contained certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio relating to financial performance at Holdings. As of December 31, 2025 and 2024, Holdings was in compliance with all then-applicable financial covenants. The fair value of the Holdings Credit Facility approximates its carrying value of $184,791 and $195,639 as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, there were no balances outstanding on the Holdings Revolver. As of December 31, 2025, there was $130,000 of availability for borrowing at Holdings under the Holdings Revolver.

Holdings repaid in full all outstanding obligations under the Holdings Credit Facility and terminated all related commitments, and Holdings entered into a new credit agreement in January 2026. See Note 19, Subsequent Events.

Reflecting the change to equity method accounting, the balances payable for the Company under all borrowing facilities are as follows:

	December 31,
	2025	2024
Term loan balance	$—	$197,500
Less: current portion of term loan (scheduled payments)	—	(11,250)
Less: net deferred financing and discount costs	—	(1,861)
Total long-term debt	$—	$184,389

In order to hedge Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the Holdings Credit Facility, Holdings entered into an interest rate swap agreement with Bank of America on January 11, 2022, with an effective date of December 5, 2023 for a notional amount of $125,000 (the “Interest Rate Swap”). The Interest Rate Swap is settled at the end of the month between the parties and is designated as a cash flow hedge for accounting purposes.

The derivative assets related to the Interest Rate Swap are no longer reflected in the Company's balance sheet subsequent to the deconsolidation of Holdings. The Company determined the fair value of the Interest Rate Swap to be zero at the inception of the agreements and $2,749 as of December 31, 2024. Holdings reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap through interest income or expense in its consolidated statements

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
of operations. The Company had historically reflected the unrealized changes in fair value of the Interest Rate Swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap. Interest related to the Interest Rate Swap converted from LIBOR to SOFR in February 2023.

The Interest Rate Swap matured as scheduled in December 2025. Upon the swap’s maturity, the derivative asset was derecognized. There was $0 remaining in Holdings' accumulated other comprehensive income related to this hedge as of December 31, 2025.

Exchangeable Senior Notes

On April 19, 2021, the Company and Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the exchangeable notes issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A Common Stock at an initial conversion price of $11.50 per share, subject to the terms and conditions of an indenture (the “Exchangeable Notes Indenture”) entered into by the Company, Holdings, and the trustee thereunder (the “Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Class A Common Stock. As a result of these exchanges, all Exchangeable Notes were extinguished.

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

During the years ended December 31, 2024 and 2023 the Company recognized $4,568 and $9,585, respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. No interest expense was recognized during the year ended December 31, 2025 as all of the Exchangeable Notes were extinguished as of December 31, 2024.

8. LEASES

Holdings applies judgment in determining the lease term, including evaluating whether renewal or termination options are reasonably certain to be exercised. The Company also uses judgment in determining the appropriate lease discount rate, using the rate implicit in the lease when available or an incremental borrowing rate that reflects the Company’s credit profile and lease term when the implicit rate cannot be readily determined.

Holdings leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842 - Leases. Holdings recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from one to five years. The exercise of lease renewal options is at the Holdings' sole discretion.

Holdings’ leases have remaining lease terms of one to ten years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Three of Holdings’ leases provide an early termination option, however, the option was not included in the lease terms when

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
calculating the lease liability since Holdings determined that it is reasonably certain it will not terminate the leases prior to the termination date.
The weighted-average remaining lease term for Holdings' leases is 5.3 years as of December 31, 2025. The weighted-average discount rate used in the measurement of the lease liabilities was 6.19% as of December 31, 2025.
Holdings has lease agreements that contain both lease and non-lease components. Holdings accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	405	2,336	2,185
Variable lease costs	191	929	897
Total lease cost	$596	$3,265	$3,082
Future minimum commitments under all non-cancelable operating leases as of December 31, 2025 are as follows:

Year Ended December 31,
2026	$2,690
2027	2,084
2028	2,048
2029	1,592
2030	1,215
Thereafter	1,727
Total lease payments	11,356
Less: Imputed interest	(1,844)
Present value of lease liabilities	$9,512
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$416	$2,446	$2,303
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,224	$—	$491
The right‑of‑use assets recognized in 2025 relates to a lease extended by Holdings prior to the deconsolidation. As a result of the deconsolidation, the Company did not retain the associated right‑of‑use asset or lease liability, and therefore no right‑of‑use assets and operating lease liabilities were reflected on the Company’s balance sheet as of December 31, 2025.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
9. EQUITY STRUCTURE
Shares Authorized

In May 2025, the Company filed a Third Amended and Restated Certificate of Incorporation in the State of Delaware to (ii) increase the authorized number of shares of the Company’s Class A Common Stock from 250,000,000 shares to 1,000,000,000 shares, and (ii) eliminate obsolete provisions, including those related to the Company’s now-eliminated dual-class structure.

As of December 31, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as Class A Common Stock, 0 designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of December 31, 2025, there were 126,985,076 shares of Class A Common Stock issued and outstanding, 0 shares of Class B Common Stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding.

Issuance of Common Stock

During the year ended December 31, 2025, the Company issued 1,731,791 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), performance stock units ("PSUs") and exercises of stock options, as well as employee stock purchase plan ("ESPP") transactions. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes.

On September 8, 2025, the second of two stock price thresholds associated with the Earnout was achieved and 4,245,597 shares of Class A Common Stock were issued, which is net of 141,195 shares withheld to pay taxes. See Note 12 for additional discussion of the Earnout.

During May 2024, certain holders of the shares of Class B Common Stock exchanged an aggregate of 8,050,000 Class B units in Holdings (together with the corresponding number of shares of the Company's Class B Common Stock) in exchange for 8,050,000 shares of Class A Common Stock (the "Exchange"). Upon the Exchange, the exchanged shares of Class B Common Stock and the corresponding number of shares of Class B units were canceled. Immediately following the Exchange, pursuant to an Underwriting Agreement, dated as of May 8, 2024, by and among the Company, Holdings, the Representatives, the Underwriters and the Selling Stockholders named therein (the “Underwriting Agreement”), the Selling Stockholders sold 8,050,000 shares of the Company’s Class A Common Stock to the Underwriters (the "Secondary Offering"). The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling stockholders. As a result of the Exchange, the number of outstanding shares of the Company’s Class B Common Stock decreased by 8,050,000 and the number of outstanding shares of the Company’s Class A Common Stock increased by 8,050,000. Transaction costs of $586 was recognized during the year ended December 31, 2024.

On August 7, 2024, all of the Class B stockholders of the Company and affiliates of Tungsten entered into stock purchase agreements, pursuant to which the selling shareholders exchanged their 51,908,422 Class B units and corresponding Class B shares for Class A shares, eliminating the Company's dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372 million, or $7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions. Subsequent to the Tungsten Transactions, the Company no longer has shares of Class B Common Stock outstanding nor the associated non-controlling interest. The Company's tax receivable agreement liability and future payments thereunder increased as the Company realized an increase in the tax basis of the assets of Holdings resulting from the exchange of the equity in Holdings by unitholders in connection with the Tungsten Transactions.

Warrants

The Company had the ability to redeem the Warrants at any time prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A Common Stock in the event the shares of our Class A Common Stock are not traded on any specific trading day) of the Class A Common Stock equals or exceeds

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
$14.47 per share (as adjusted for the Spin-Off effective February 28, 2025) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the notice date. This condition was met, and on November 3, 2025, the Company issued a Notice of Redemption calling for the redemption of all outstanding public Warrants, establishing a redemption date of December 3, 2025 (the "Redemption Date"). In connection with the redemption, the Company required holders who wished to exercise their Warrants to do so on a cashless basis. Any Warrants not exercised by 5:00 p.m. New York City time on the Redemption Date, were canceled, and holders of such unexercised Warrants became entitled only to receive the $0.01 per Warrant redemption price upon surrender of their Warrants.

During the year ending December 31, 2025, 21,192,626 Warrants were exercised and $156,195 in proceeds was collected from the exercises.

Following the redemption date, all rights associated with the Warrants, including the right to acquire shares of Class A Common Stock underlying such Warrants, ceased. As a result, there were zero Warrants outstanding as of December 31, 2025. As of December 31, 2024, the Company had 22,415,179 Warrants outstanding.

Special Dividend and Distribution

On May 6, 2024, the Company announced a special cash dividend of $0.30 per share to Class A stockholders. A corresponding distribution of $0.30 per share was also announced for holders of Class B units of Holdings. Both the dividend and the distribution were paid on June 11, 2024. Dividends of $8,922 were disbursed to holders of Class A Common Stock and distributions of $15,573 were disbursed to holders of Class B units of Holdings.

On February 3, 2026, the Company announced that its board of directors declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annual distribution of approximately $2,900.

Non-Controlling Interest

Non-controlling interests represent direct interests held in Holdings other than by the Company after the Roman Business Combination. The non-controlling interests in the Company were represented by Class B units of Holdings, or such other equity securities in Holdings as the Board may establish in accordance with the terms hereof. Since the potential cash redemptions of the non-controlling interests are outside the control of the Company, such non-controlling interests are classified as temporary equity on the consolidated balance sheet in accordance with ASC 480, Distinguishing liabilities from equity ("ASC 480"). Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income.

As of December 31, 2025 and December 31, 2024, the Company did not have any non-controlling interest as a result of the exchange of all shares of Class B Common Stock for shares of Class A Common Stock, in connection with the Tungsten Transactions. The non-controlling interest was adjusted to redemption value as of December 31, 2023 in accordance with ASC 480-10. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B units of Holdings was $596,587 as of December 31, 2023. The redemption value is calculated by multiplying the 59,958,422 Class B units of Holdings by the $9.95 trading price of the Class A Common Stock on December 27, 2021.

Treasury Stock

On February 10, 2025, the Company announced that the board of directors approved an increase to the existing share repurchase program to $100,000 from $40,000. During the period ended December 31, 2025, the Company repurchased 647,782 shares of Class A Common Stock through open market transactions as treasury stock at an aggregate cost of $12,247. The repurchased shares are held as treasury stock and accordingly are being shown as a reduction to shareholders' equity.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Restricted stock unit expense	$2,922	$17,652	$14,753
Performance stock unit expense	496	2,588	2,369
Stock option expense	1,050	$856	305
Employee stock purchase plan	—	139	135
Total stock-based compensation expense	$4,468	$21,235	$17,562

Equity Incentive Plan

In connection with the Roman Business Combination, the Company established the 2021 Incentive Equity Plan (as amended, the “Equity Plan”), which was initially effective as of December 27, 2021. The purpose of the Equity Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Common Stock that may be issued or transferred under the Equity Plan shall be increased by an amount equal to 6% of the aggregate number of shares of Class A Common Stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares as may be determined by the Board.

As of January 1, 2025, the evergreen provision increased the authorized shares under the Equity Plan by 4,018,514 shares. Additional adjustments included (i) 3,781,745 shares added as a result of the Spin‑Off Adjustment (defined below) and (ii) 4,000,000 shares added pursuant to Amendment No. 2 to the Equity Plan, which was approved by the Company's stockholders on May 28, 2025. Through December 31, 2025, a total of 8,706,210 shares had been issued under the Equity Plan, resulting in 21,370,143 shares remaining available for future grants as of December 31, 2025.

During the year ended December 31, 2025 the Company granted RSU's to Holdings and Resolute Holdings employees that generally vest in three tranches at the third, fifth and seventh anniversary of the grant. RSUs granted to the board of directors generally vest over a period of one year. Grants made during the years ended December 31, 2024 and 2023 generally vest over a period of two years or four years of continuous service. The RSUs will generally be forfeited upon termination of an employee prior to vesting. The fair value of each RSU is based on the market value of the Company's stock on the date of grant. During the years ended December 31, 2024 and 2023, the Company awarded officers with 872,685 and 658,156 PSUs, respectively, which vest upon three years of continuous employment and the achievement of certain performance targets. There were no PSUs issued in 2025. PSUs with performance conditions are valued based on the market value of the Company's stock on the date of grant and expensed based on the probability of achieving performance targets. PSUs with market conditions are valued using a Monte Carlo simulation model that utilizes significant assumptions, including volatility and the probability of satisfying the market condition and are expensed ratably over the service period.

During the year ended December 31, 2025 and 2024, the Company granted options which generally vest over four years. No options were granted during 2023. The fair value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which the Company believed the option will remain outstanding. This assumption was based upon the historical and expected behavior of the Company employees. To determine volatility, the Company had used the historical closing values of comparable publicly held entities. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

Employees of Holdings and Resolute Holdings were granted equity awards pursuant to the Equity Plan. Prior to the Spin-Off and execution of the CompoSecure Management Agreement, the expense related to these awards was recognized as

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
expense by the Company. Subsequent to the Spin-Off and execution of the CompoSecure Management Agreement, the expense related to the awards is presented as an expense at either Holdings or Resolute Holdings due to common control. The increase in the Company's additional paid-in capital arising from equity awards expensed at Holdings amounted to $18,309 during the year ended December 31, 2025. There was no additional paid-in capital arising from equity awards expensed at Holdings during the year ended December 31, 2024.

Equity awards granted to Resolute Holdings employees that were made prior to the Spin-Off were reflected as a dividend of $20,020 at the time of the Spin-Off. Subsequent to the Spin-Off, 557,883 RSUs were granted to employees of Resolute Holdings. As the awards were granted from the Company's plan, the related share information is reflected in this footnote. The awards were treated as a dividend of $8,116 based on grant day fair value.

As a result of the Spin-Off, outstanding PSUs, RSUs and stock options were adjusted pursuant to the terms of the Equity Plan. These equity awards were adjusted to maintain equal value for award holders immediately prior to and subsequent to the Spin-Off ("Spin-Off Adjustments"). As the awards were considered to be an equitable adjustment, no incremental compensation cost was recognized. The incremental shares related to the Spin-Off Adjustments are reflected in the below tables.

A summary of RSU, PSU and stock option activity under the Equity Plan during the year ended December 31, 2025 is presented below:

Restricted Stock Unit Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	6,216,661	$7.67
Granted	1,530,861	15.27
Spin-Off Adjustments	783,008	13.34
Vested	(2,443,243)	6.70
Forfeited	(155,347)	7.53
Nonvested at December 31, 2025	5,931,940	$10.47

There is no unrecognized compensation expense for RSUs under the Equity Plan as of December 31, 2025. Of the nonvested RSUs outstanding at December 31, 2025, 1,378,718 were for Resolute Holdings employees and 4,553,222 were for Holdings employees.

Performance and Market based Stock Units Activity

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	1,755,531	$6.48
Spin-Off Adjustments	297,783	13.34
Vested	(262,803)	8.68
Nonvested at December 31, 2025	1,790,511	$7.93

There is no unrecognized compensation expense for PSUs as of December 31, 2025. All of the nonvested PSU outstanding at December 31, 2025 were for employees of Holdings.

Stock Options

The assumptions utilized to calculate the value of the options granted for the year ended December 31, 2025 were as below:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

December 31, 2025
Expected term	6.25
Volatility	47.80%
Risk-free rate	4.05%
Expected dividends	0%
Expected forfeiture rate	0%
The following table sets forth the options activity under the Equity Plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	2,275,671	$12.39
Granted	343,720	14.77
Spin-Off Adjustments	377,524	10.79
Exercised	(197,746)	$4.40
Outstanding at December 31, 2025	2,799,169	$11.65	8.5	$21,607
Vested and Exercisable at December 31, 2025	775,112	$9.58	7.3	$7,517

Excluding spin‑off adjustment grants, the weighted average grant date fair value of options granted during the year ended December 31, 2025 was $7.67. The Company recognized approximately $1,050, $856, and $305 of compensation expense for the options in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively.

The number of options that had vested and were exercisable during the years ended December 31, 2025, 2024, and 2023 were 197,746, 360,133 and 3,274,954 respectively. The weighted average exercise price of options vested and exercisable and vested during the years ended December 31, 2025, 2024, and 2023, was $9.58, $4.62, and $1.88, respectively. The weighted average remaining contractual term (years) of options vested and exercisable as of December 31, 2025, 2024, and 2023 is 7.3 years, 4.4 years, and 2.9 years, respectively. The weighted-average fair value of options that exercised were $4.40, $1.55 and $0.41 during the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized compensation expense for the options of approximately $3,059 is expected to be recognized during the next 3.2 years. Of the options outstanding at December 31, 2025, 1,958,040 were related to Resolute Holdings employees and 263,015 were related to Holdings employees.

Earnout Consideration

Of the total Earnout shares issued during the years ended December 31, 2025 and 2024 328,580 shares and 657,160 shares, respectively, were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation. The following is a summary of the Earnout activity for employees for the year ended December 31, 2025:

Number of Shares
Outstanding at January 1, 2025	328,580
Spin-Off Adjustments	55,737
Vested	(384,317)
Nonvested at December 31, 2025	—

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

11. RETIREMENT PLAN
Defined Contribution Plan
Holdings has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and have completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employees’ plan compensation. Effective January 1, 2025, the Company matched 100% of the first 3% and then 50% of the next 2% of employees’ plan compensation. Retirement plan expense for the years ended December 31, 2025, 2024, and 2023 was $563, $1,962, and $1,813, respectively.

12. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Warrants	$—	$—	$—	$—
Earnout consideration	—	—	—	—
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Warrants	$104,231	$—	$—	$104,231
Earnout consideration	—	—	20,533	20,533
Derivative liability - redemption with make-whole provision	—	—	—	—

Derivative asset - interest rate swap
Holdings is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, Holdings entered into the Interest Rate Swap on January 5, 2022. The Interest Rate Swap matured as scheduled in December 2025. See Note 7.

Warrant Liability

The Company had assumed a warrant liability related to the Warrants. The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were remeasured at December 31, 2024 with changes in fair value presented within revaluation of warrant liabilities in the consolidated statement of operations.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
No Warrants remained outstanding as of December 31, 2025, and therefore no warrant liability was subject to remeasurement at December 31, 2025. See Note 9 for additional information on the Warrants.

The following table provides a reconciliation of the ending balances for the warrant liabilities remeasured at fair value:

Warrant Liabilities
Estimated fair value at December 31, 2023	$8,294
Revaluation of warrant liability	95,937
Estimated fair value at December 31, 2024	$104,231
Revaluation of warrant liability	150,958
Settlement of exercise of warrants	(255,189)
Estimated fair value at December 31, 2025	$—

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

As a result of both Earnout milestones being achieved and the corresponding issuance of all Earnout consideration shares, the Earnout consideration liabilities were fully settled and extinguished during 2025, and no Earnout consideration liability remained outstanding as of December 31, 2025.

The following table provides a reconciliation of the ending balances for the earnout consideration liabilities remeasured at fair value:

Earnout Consideration Liability
Estimated fair value at December 31, 2023	$853
Change in fair value of Phase I on achievement date	56,564
Settlement of Phase I on December 13, 2024	(56,625)
Change in estimated fair value of Phase II	19,741
Estimated fair value at December 31, 2024	$20,533
Change in fair value of Phase II on achievement date	57,101
Settlement of Phase II on September 08, 2025	(77,634)
Estimated fair value at December 31, 2025	$—

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

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

13. GEOGRAPHIC INFORMATION AND CONCENTRATIONS
As of December 31, 2025, the Company and its wholly-owned subsidiary, Holdings, are headquartered and substantially all of its operations, including its long-lived assets, are located in the United States. Reflecting the change to equity method accounting, the following table presents revenue by geographic region based on the location of Holdings' customers:

	Year Ended December 31,
	2025	2024	2023
Net sales by country
Domestic	$54,480	$343,465	$321,470
International	5,344	77,106	69,159
Total	$59,824	$420,571	$390,629

The Company’s principal direct customers as of December 31, 2025 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Reflecting the change to equity method accounting, four customers individually accounted for more than 10% of the Company’s revenue or 70% of total revenue for the year ended December 31, 2025. Two customers individually accounted for more than 10% of the Company’s revenue or 62% of total revenue for the year ended December 31, 2024. Two customers individually accounted for more than 10% of the Company’s revenue or 71% of total revenue for the year ended December 31, 2023. Four customers individually accounted for more than 10% of the Company’s accounts receivable or 63% as of December 31, 2024 and two customers individually accounted for 10% of total accounts receivable or 73% as of December 31, 2023.

The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2025. The Company primarily relied on one vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2024.

14. INCOME TAXES

The Company recorded income tax provision of $39,026, $2,187 and $4,556 for the years ended December 31, 2025, 2024 and 2023. Federal, state and local income tax returns for years prior to 2019 are no longer subject to examination by tax authorities. As of December 31, 2025, the Company had no open IRS or state income tax audits. There were no proposed adjustments resulting from the examination. All components of income tax expense relate to continuing operations.

(Loss) income before the provision for income taxes, substantially all of which is attributable to United States or domestic operations, is presented in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
(Loss) income before income taxes and equity method investment	$(96,979)	$(80,975)	$117,076

The components of the provision for income taxes for the year ended December 31, 2025, 2024 and 2023 consisted of the following:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$23,126	$4,454	$1,810
State	1,157	202	79
	24,283	4,656	1,889
Deferred:
Federal	17,102	(2,387)	3,091
State	(2,359)	(82)	(424)
	14,743	(2,469)	2,667
Total provision for income taxes	$39,026	$2,187	4,556

The Company adopted ASU 2023‑09 on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the year ended December 31, 2025 is presented accordingly as follows

	Year Ended December 31, 2025

U.S. federal statutory tax rate	$(20,366)	21.00%
Tax credits — R&D credit	(639)	0.66%
Effect of cross‑border tax laws — FDII deduction	(416)	0.43%
State and local income taxes, net of federal (national) income tax effect	(953)	0.98%
Effect of changes in tax laws or rates enacted in the current period	(3,159)	3.26%
Nontaxable or nondeductible items — Fair value adjustments (warrants & earnouts)	45,738	(47.16)%
Nontaxable or nondeductible items — IRC §311(b) gain	21,186	(21.85)%
Nontaxable or nondeductible items — §162(m) executive compensation limitation	6,827	(7.04)%
Nontaxable or nondeductible items — Stock‑based compensation (permanent)	(7,221)	7.45%
Nontaxable or nondeductible items — Loss on remeasurement of TRA liability	762	(0.79)%
Other items — prior‑year return‑to‑provision (current and deferred), other permanents (net)	(2,733)	2.82%
Effective income tax	39,026	(40.24)%

The reconciliation of income taxes at the federal statutory income tax rate to the effective income tax rate, applying ASC740 prior to the adoption of ASU 2023-09 for the years ended December 31, 2024, and 2023 were as follows:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.00%	21.00%
State taxes	0.72%	0.72%
Valuation allowances	13.82%	3.26%
NCI adjustment	(15.29)%	(17.37)%
Permanent differences	3.80%	(3.82)%
Fair Value Adjustments: Warrants & Liabilities	(26.84)%	—%
OCI Adjustment	(0.08)%	0.09%
Other temporary differences	0.17%	0.01%
Effective income tax rate	(2.70)%	3.89%

The 2025 effective tax rate differs from the statutory rate primarily due to (i) fair value adjustments to warrants and liabilities, (ii) the IRC 311(b) gain recognized for tax purposes, (iii) stock-based compensation, (iv) §162(m) executive compensation limitation, and (v) other permanent items and discrete true‑ups, including the remeasurement of the TRA liability.

During the year ended December 31, 2025, the Company updated its blended state income tax rate based on revised apportionment and statutory changes. The revised rate increased from approximately 0.72% to 0.98%, resulting in higher expected tax benefits and a corresponding increase in the Company’s liability under the Tax Receivable Agreement. The change in blended state rate resulted in a $3,465 loss recognized in Loss on remeasurement of Tax Receivable Agreement liability, with a corresponding increase to the TRA liability. The TRA liability totaled $271,353 at December 31, 2025, inclusive of this remeasurement. Additional information regarding the TRA is provided in Note 16.

The Company’s overall effective tax rate is affected by the Tungsten Transactions. As a result of the Tungsten Transactions, Holdings became 100 percent owned by the Company, thereby eliminating the Company's legacy Up-C structure. This resulted in the release of certain valuation allowances and changes in tax benefit allocations during the year ended December 31, 2024. There was no change in valuation allowances during the year ended December 31, 2025.

Provisions have been made for deferred taxes based on the differences between the basis of the assets and liabilities for financial statement purposes and the basis of the assets and liabilities for tax purposes using currently enacted tax rates and regulations that will be in effect when the differences are expected to be recovered or settled.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
The components of the deferred tax assets were as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
IRC 755 -Intangible Assets	$266,334	$257,867
IRC 755 - Fixed Assets	556	838
Inventory - 263A	48	74
Inventory Reserve	1,062	609
R&D Capitalized Costs	—	5,328
Accrued Expenses	3,184	2,453
Equity Compensation	1,635	1,962
Transaction Costs	3,045	—
Total deferred tax assets	$275,864	$269,131
Prepaid Insurance	(229)	(564)
Fixed Assets	(3,783)	(3,607)
Right of Use Assets, net of lease liability	(128)	(145)
Total deferred tax assets, net of valuation allowance and deferred liability	$271,724	$264,815

All deferred tax assets and liabilities are classified as non‑current in accordance with ASC 740. Deferred taxes primarily result from the Roman Business Combination where the Company recorded a carryover basis on all assets for financial accounting purposes and a fair value step-up on a portion of the assets for income tax purposes. As a result of the Tungsten Transactions, the Company owned 100 percent of Holdings, which triggered the conversion from Investment in Holdings in deferred tax assets into specific deferred tax items, most notably the increase in IRC 755 - Intangible Assets. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. No valuation allowance was recorded for the years ended December 31, 2025 and 2024, and there was no valuation allowance activity during the periods presented. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied. All deferred tax assets and liabilities relate to U.S. federal and state jurisdictions; the Company had no foreign deferred tax balances. Federal deferred tax assets totaled $259,573 and state deferred tax assets totaled $12,151 as of December 31, 2025, both of which are net of valuation allowance and deferred liability.

The One Big Beautiful Bill Act (the "OBBB"), which was signed into law on July 4, 2025, extends and modifies certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (the "TCJA"). The OBBB makes permanent certain provisions of the TCJA that were expiring, most notably bonus depreciation and R&D expensing. The OBBB permanently extends 100% bonus depreciation for qualified property placed in service after January 19, 2025. Starting in 2022, the TCJA required businesses to capitalize and amortize domestic research and development expenditures over five years. The OBBB reinstated immediate expensing for domestic research and experimental expenditures under IRC §174A and provided transition relief for previously capitalized domestic §174 amounts. The adoption of the OBBB resulted in a current-year tax benefit and a corresponding reduction of deferred tax assets related to previously capitalized domestic §174 expenditures of $3,159.

Cash income taxes paid during 2025 totaled approximately $24,310 consisting of $23,300 of U.S. federal income tax payments and $1,010 of state and local income tax payments, with no material foreign income tax payments made during the period. The increase in tax expense was primarily attributable to the Company being subject to tax on 100% of Holdings’ taxable income following the Tungsten Transactions, as well as a taxable gain on appreciated property resulting from the Spin‑Off.

The Company did not record unrecognized tax benefits for 2025, 2024, or 2023 and does not expect significant changes to unrecognized tax benefits within the next 12 months; no interest or penalties related to income taxes were recognized.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Tax effects related to components of other comprehensive income were not material for 2025; any such amounts were recorded through intra‑period tax allocation consistent with ASC 740.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2025, 2024 and 2023. Additionally, there were no interest or penalties outstanding as of the fiscal year ended December 31, 2025, 2024 and 2023.

15. EARNINGS PER SHARE

Basic net (loss) per share has been computed by dividing net (loss) attributable to holders of Class A Common Stock for the periods subsequent to the Roman Business Combination by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A Common Stock was computed by dividing net (loss) available to the Company by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the computation of net income used to compute basic net income per share of Class A Common Stock for the years ended December 31, 2025, 2024 and 2023 respectively.

	Year Ended December 31,
	2025	2024	2023
Basic and diluted:
Net (loss) income	$(136,005)	$(83,162)	$112,520
Less: Net (loss) income attributable to non-controlling interest	—	(29,443)	93,281
Net (loss) income attributable to Class A Common shareholders	$(136,005)	$(53,719)	$19,239
Plus: adjustment due to net effect of equity awards, Exchangeable Notes and class B units to net income	—	—	14,825
Net (loss) income attributable to Class A Common shareholders after adjustment	$(136,005)	$(53,719)	$34,064

Weighted average common shares outstanding used in computing net (loss) income per share - basic	110,517,208	44,011,527	18,660,872
Plus: net effect of dilutive equity awards, Exchangeable Notes and Class B units	—	—	16,651,239
Weighted average common shares outstanding used in computing net (loss) income per share - diluted	110,517,208	44,011,527	35,312,111

Net (loss) income per share—basic	$(1.23)	$(1.22)	$1.03
Net (loss) income per share—diluted	$(1.23)	$(1.22)	$0.96

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

The following amounts were not included in the calculation of net earnings (loss) per diluted share because their effects were anti-dilutive:

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	December 31,
	2025	2024	2023
Potentially dilutive securities:
Warrants	—	22,415,179	22,415,400
Class B common shares	—	—	59,958,422
Earnout consideration shares	—	3,500,000	7,500,000
Equity awards	2,388,121	2,523,639	2,679,833

16. COMMITMENTS AND CONTINGENCIES
Operating Leases
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

During 2025, the Company recorded a remeasurement increase to the TRA liability resulting from the change in blended state income tax rate. The corresponding $3,465 loss was recognized in the consolidated statements of operations. Additional information regarding this remeasurement is included in Note 14 — Income Taxes.

As of December 31, 2025, the Company had the following obligations expected to be paid pursuant to the Tax Receivable Agreement:

Year ending December 31,
2026	$16,193
2027	15,590
2028	15,855
2029	16,133
2030	16,429
Later years	191,153
Total Payments	$271,353

In addition to the above, the Tax Receivable Agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of Holdings’ assets resulting from any future purchases, redemptions or exchanges of Holdings' interests by holders. The Company currently expect to fund these future Tax Receivable Agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

17. SEGMENT REPORTING
As a result of the February 28, 2025 Spin‑Off and CompoSecure Management Agreement, the Company deconsolidated Holdings and from that date has one operating segment and one reportable segment, the equity method investment in Holdings. This is a change from the presentation as of and for the year ended December 31, 2024, during which the Company had two operating segments and two reportable segments: Payment Card and Arculus. As reported below, for the year ended December 31, 2025, the Company's corporate entity is not considered an operating segment because it does not generate revenues and its activities are limited to corporate administrative activities, costs related to the board of directors, income tax expense and fair value adjustments for warrant liability and earnout liability. For the year ended December 31, 2024, the Company's reportable segment was represented by the consolidated balance sheet and the consolidated statement of operations.

During 2025, the Chief Operating Decision Maker ("CODM") was the Chief Executive Officer of the Company. The CODM evaluates the performance of the equity method investment in Holdings primarily based on net sales, gross profit and net (loss) income and does not review discrete financial information at a level lower than Holdings. The Company does not have any intra-entity sales.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

	Year Ended December 31, 2025
	Corporate	Equity Method Investment in Holdings	Elimination of Unconsolidated Affiliate	Consolidated GPGI, Inc.

Net sales	$59,824	$402,231	$(402,231)	$59,824
Cost of sales	31,077	170,767	(170,767)	31,077
Gross profit	28,747	231,464	(231,464)	28,747

Selling, General and administrative expenses	42,478	95,612	(95,612)	42,478
(Loss) income from operations	(13,731)	135,852	(135,852)	(13,731)

Other income (expense):
Change in fair value of earnout consideration liability	(57,101)	—	—	(57,101)
Revaluation of warrant liability	(150,958)	—	—	(150,958)
Loss on remeasurement of TRA liability	(3,465)	—	—	(3,465)
Interest expense	(1,688)	(10,722)	10,722	(1,688)
Interest income	1,233	4,231	(4,231)	1,233
Amortization of deferred financing costs	(74)	(556)	556	(74)
Total other expenses, net	(212,053)	(7,047)	7,047	(212,053)
(Loss) income before income taxes	(225,784)	128,805	(128,805)	(225,784)
Income tax expense	(39,026)	—	—	(39,026)
Net (loss) income	$(264,810)	$128,805	$(128,805)	$(264,810)
Equity method earnings in Holdings	128,805			128,805
Net loss of GPGI, Inc.				$(136,005)

Total assets	$517,267	$324,299	$(324,299)	$517,267
Total liabilities	$(274,126)	$(252,990)	$252,990	$(274,126)
Capital expenditures related to segment assets	$387	$7,977	$(7,977)	$387

18. RELATED PARTY TRANSACTIONS
Separation and Distribution Agreement

In connection with the completion of the Spin-Off, the Company and Resolute Holdings entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") pursuant to which the Company delivered 100% of the issued and outstanding shares of Resolute Holdings’ Common Stock to the distribution agent for the Spin-Off to

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
effectuate the delivery of the shares of Resolute Holdings’ Common Stock to the holders of Class A Common Stock by means of a pro rata dividend. The Separation and Distribution Agreement also set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and certain adjustments of existing equity awards, and established certain rights and obligations between Resolute Holdings and the Company following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and the Company, and tax and other matters. After the Spin-Off and execution of the CompoSecure Management Agreement, and as of December 31, 2025, the Company and Resolute Holdings was under common control by Tungsten. Below is a summary of the significant agreements executed in connection with the Spin-Off.

CompoSecure Management Agreement

Pursuant to the CompoSecure Management Agreement, Holdings pays Resolute Holdings a quarterly management fee, payable in arrears, in a cash amount equal to 2.5% of Holdings’ last twelve months' Adjusted EBITDA as defined in the agreement. Holdings is also required to reimburse Resolute Holdings and its affiliates for documented non‑personnel costs incurred on Holdings’ behalf, as determined by Resolute Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Holdings to pay a termination fee, which may be paid in cash, shares of the Company's common stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The CompoSecure Management Fee for the three months ended December 31, 2025 was $4,032 and for the period from the date of the Spin-Off to December 31, 2025 was $12,278. Management Fees of $4,032 were paid by Holdings in February, 2026. Holdings incurred $1,071 of reimbursable expenses to Resolute Holdings during the year ended December 31, 2025.

Tax Sharing Agreement

Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement (the “Tax Sharing Agreement”) with the Company that governs the respective rights, responsibilities, and obligations of the Company and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with the Company (the “Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of the Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and the Company, (iii) requires compensation to be paid by the Company to Resolute Holdings to the extent the Company uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to the Company and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to the Combined Returns, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to the Combined Returns. Since the completion of the Spin-off and through the date these consolidated financial statements are issued, the Company and Resolute Holdings have not filed a Combined Return.

Letter Agreement

Resolute Holdings entered into a Letter Agreement (the “Letter Agreement”) with the Company pursuant to which the Company agreed to (i) delegate by resolution of the Company's board of directors the authority to Resolute Holdings to approve issuances of the Company's equity for mergers, acquisitions and equity awards, (ii) issue the Company's equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as a tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.

Consulting Agreements

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
On February 28, 2025, upon the completion of the Spin-Off and the transfer of his employment to Resolute Holdings, we entered into a consulting agreement with David M. Cote, under which Mr. Cote will be eligible to receive grants of restricted stock units or other equity incentive awards as determined by the Company and will remain eligible to vest in equity incentive awards previously granted by the Company, in exchange for his provision of certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by the Company. We also entered into a similar agreement with Thomas Knott and Kurt Schoen.

Board Adviser Agreement

On February 28, 2025 and upon the completion of the Spin-Off, Roger Fradin resigned from the Company's board of directors for personal reasons and not as a result of any disagreement with management or any matter relating to the Company’s operations, policies or practices. In connection with Mr. Fradin’s resignation, the Company entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, provides advisory services to the Board in exchange for which Fradin Consulting receives an annual cash retainer fee of $50, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, is entitled to receive an annual award of options to purchase shares of Class A Common Stock with a fair market value, as defined in the Third Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, of $150.

Voting Agreement

In connection with the Husky Transaction, on November 2, 2025, the Company entered into a Voting Agreement (the “Voting Agreement”) with entities affiliated with Platinum Equity, Tungsten and its affiliates including Ridge Valley LLC (collectively, the “Voting Stockholders”), pursuant to which, the Voting Stockholders agreed, among other things, to vote all of their shares of GPGI Class A Common Stock in favor of the Husky Transaction.

The shares of GPGI Class A Common Stock owned by the Voting Stockholders represented approximately 41.3% of the outstanding shares of GPGI Class A Common Stock as of September 10, 2025.

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

Corporate Name License Agreement

On January 12, 2026, the Company entered into a Corporate Name License Agreement with Resolute Holdings (“Trademark Agreement”). Under the agreement, the Company is granted a non‑exclusive, non‑sublicensable, non‑transferable, worldwide license to use certain trademarks owned by Resolute Holdings (the “Licensed Marks”) in its corporate name, business name, trade name, and related taglines. The Company is required to pay an annual fee of $0.5, due within 30 days of the effective date and each annual anniversary during the term, subject to mutually agreed adjustments if the parties conduct a formal valuation of the Licensed Marks. The agreement automatically renews for successive one‑year periods, unless terminated by either party with respect to any entity subject to any management agreement with Resolute Holdings. Because this agreement was executed after December 31, 2025, the transaction is also discussed in Note 19.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
19. SUBSEQUENT EVENTS

Management evaluated subsequent events for recognition or disclosure through the date these consolidated financial statements were issued. The events described below occurred after December 31, 2025 and did not provide evidence of conditions that existed as of year‑end. Accordingly, these events represent non‑recognized subsequent events under ASC 855, Subsequent Events, and no adjustments have been recorded in the accompanying consolidated financial statements.

Husky Transaction

On January 12, 2026, the Company completed its previously announced transaction with Husky Technologies Limited, a leading global manufacturer of highly engineered equipment and aftermarket services. In connection with the transaction, the Company issued 54,978,334 shares of Class A Common Stock to Platinum Equity. The Company also issued 106,056,083 shares of Class A common stock to PIPE Investors at $18.50 per share, raising approximately $1.96 billion in gross proceeds used in part to the pay the cash consideration for the transaction and in part to refinance Husky's indebtedness as described below. Management believes the Husky Transaction advances the Company’s multi‑industry diversification strategy and enhances long‑term operational scale, innovation capabilities, and free cash flow generation. As a result of the Husky Transaction, the Company and Resolute Holdings are no longer under common control.

Following the completion of the Husky Transaction, the Company changed its name to GPGI, Inc., and Holdings changed its name to GPGI Holdings, L.L.C., while both the CompoSecure and Husky businesses continue to operate under their established trade names for customer‑facing activities. Beginning January 23, 2026, the Class A Common Stock continued trading on the New York Stock Exchange, under the new ticker symbol “GPGI.”

Repayment of Holdings Credit Facility

On January 12, 2026 Holdings repaid in full all outstanding obligations under its existing Holdings Credit Facility and terminated all related commitments. No early termination penalties or prepayment premiums were incurred in connection with the payoff.

Investor Rights Agreement

In connection with the closing of the Husky Transaction, on January 12, 2026, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with PE Titan CS Holdings L.P., an affiliate of Platinum Equity (the “PE Holder”). Pursuant to the Investor Rights Agreement, the PE Holder will have the right to nominate (i) two members of the Company’s Board, for so long as it, together with its affiliates, continue to hold at least 10% of the outstanding shares of the Company’s Class A Common Stock, and (ii) one member of the Company Board so long as it, together with its affiliates, continues to hold less than 10% but more than 5% of the outstanding shares of the Class A Common Stock. In addition, the Investor Rights Agreement provides that the PE Holder and its affiliates are allowed to freely pursue any business opportunity. Pursuant to the Investor Rights Agreement, the PE Holder agreed to be subject to a lock-up period of 90 days following the closing of the Husky Transaction, subject to early release by the Company.

Registration Rights Agreement

In connection with the closing of the Husky Transaction, on January 12, 2026, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the PE Holder (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”) which, among other things, provides that the Company will as soon as practicable file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale of certain shares of the Class A Common Stock and certain other equity securities of the Company held by the RRA Parties. The PE Holder will be entitled to make up to two demand registrations in any 12-month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the PE Holder will have certain “piggy-back” registration rights. The Registration Rights Agreement includes customary indemnification and confidentiality provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.

GPGI, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)
Amendment to the Amended and Restated Waiver Agreement

In connection with the closing of the Husky Transaction, on January 12, 2026, Tungsten and its affiliates and the Company entered into an amendment (the “Amendment”) to the Amended and Restated Waiver Agreement, dated as of July 12, 2025, between such parties, pursuant to which the parties agreed that in the event the Company Board rescinds the Board Size Requirement Waiver (as defined therein), the Company Board will adopt resolutions increasing the size of the Board to allow the PE Holder to continue to exercise its nomination rights under the Investor Rights Agreement.

Debt Refinancing

On January 14, 2026, following completion of the Husky Transaction, Holdings refinanced approximately $2.1 billion of total indebtedness that was assumed in the Husky Transaction. The refinancing included the issuance of $900 million of 5.625% Senior Secured Notes due 2033, the establishment of a new $1.2 billion term loan facility maturing in 2033, and $400 million of revolving credit commitments maturing in 2031. The obligations under the the new notes and the new credit agreement governing the new term loan facility and new revolving credit commitments are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors party thereto, including the Company. The guarantees are senior secured obligations of such guarantors. The proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined company’s capital structure.

Corporate Name License Agreement

On January 12, 2026, the Company entered into a Corporate Name License Agreement with Resolute Holdings Management, Inc. See Note 18.

Dividend Declaration

On February 3, 2026, the Company announced that its board of directors declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annual distribution of approximately $2.9 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on those criteria.

Because the Company no longer qualifies as an emerging growth company, the Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as required under Section 404(b) of the Sarbanes‑Oxley Act. This Annual Report on Form 10‑K represents the first year in which the Company is required to include an attestation report from its independent registered public accounting firm on the effectiveness of internal control over financial reporting. The attestation report of the independent registered public accounting firm is included in this Annual Report on Form 10‑K.

Changes in Internal Control Over Financial Reporting

Management, including our Principal Executive Officer and Principal Financial Officer, evaluated whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there were no such changes during the quarter ended December 31, 2025.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
On June 12, 2025, Adam Lowe, Chief Product & Innovation Officer of the Company, entered into a trading plan covering the potential sale of 53,521 shares of Class A Common Stock. The plan was terminated on October 2, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Director Election Proposal” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Conduct, our Insider Trading Policy and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

The text of our Code of Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), is posted in the “Corporate Governance” section of the Investor Relations section of our website, www.gpgi.com. A copy of the Code of Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC and the NYSE.

The information presented on any website (including our website) referenced in this Annual Report on Form 10-K is not a part of this Annual Report on Form 10-K and any reference thereto is intended to be an inactive textual reference only.

Item 11. Executive Compensation
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025 .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of securities

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Securities authorized for issuance under equity compensation plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in the 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Auditor Ratification Proposal” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

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

2.3
Separation and Distribution Agreement by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. dated as of February 28, 2025 (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

2.4†
Share Purchase Agreement, dated as of November 2, 2025, by and among CompoSecure, Inc., certain of its subsidiaries, Husky Technologies Limited, Platinum Equity, certain entities affiliated with Platinum Equity and management members of Husky (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 4, 2025).

3.1
Third Amended and Restated Certificate of Incorporation of CompoSecure, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on May 28, 2025).

3.2*	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of CompoSecure, Inc.

3.3	Amended and Restated Bylaws of GPGI, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 21, 2026).

4.1*	Description of Registrant's Securities.

4.2
Indenture, dated as of January 14, 2026, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C., the subsidiary guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 14, 2026).

4.3	Form of Note representing the 5.625% Senior Secured Notes due 2033 (included as Exhibit A to Exhibit 4.2).

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

10.5
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

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.7+
Employment Agreement, dated as of December 27, 2021, by and between CompoSecure, L.L.C. and Jonathan Wilk (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.8+
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

10.13
Industrial Building Lease Extension Letter, dated January 28, 2025, by and between FR JH 10, LLC and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.14
Lease of Improved Property, dated December 1, 2011, by and between Baker-Properties Limited Partnership and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.15
First Amendment to Lease of Improved Property, dated December 15, 2020, by and between Baker-Properties Limited Partnership and CompoSecure, L.L.C. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on December 29, 2021).

10.16††
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

10.23††
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

10.25††
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

10.27
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

10.29†
CompoSecure, L.L.C. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39687), filed with the SEC on March 14, 2022).

10.30
Management Agreement, dated February 28, 2025, by and between CompoSecure Holdings, L.L.C. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.31
U.S. State and Local Tax Sharing Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.32+
Letter Agreement, dated as of February 28, 2025, by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.33
Governance Agreement by and between CompoSecure, Inc., Resolute Compo Holdings, LLC and Tungsten 2024 LLC, dated as of September 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC September 17, 2024).

10.34
Waiver Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.35
Board Adviser Agreement, dated February 28, 2025, by and among CompoSecure, Inc., Resolute Holdings Management, Inc. and Fradin Consulting LLC (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.36+
Amended and Restated Offer Letter, dated February 28, 2025, by and among CompoSecure, L.L.C., Resolute Holdings Management, Inc., and David Cote (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.37+
Amended and Restated Offer Letter, dated February 28, 2025, by and among CompoSecure, L.L.C., Resolute Holdings Management, Inc., and Thomas Knott (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

10.38+
Amendment No. 1 to the CompoSecure, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex 3 to CompoSecure Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2025).

10.39+
Amendment No. 2 to the CompoSecure, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex 4 to CompoSecure Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2025).

10.40*+	GPGI, Inc. 2021 Incentive Equity Plan and forms of agreement thereunder.

10.41+
Fifth Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, adopted July 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on July 14, 2025).

10.42*+	Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy.

10.43*+	GPGI, Inc. Executive Severance Plan.

10.44*+	GPGI, Inc. Option Conversion Program.

10.45*+	Form of Independent Contractor Agreement.

10.46
Amended and Restated Waiver Agreement, dated July 12, 2025, by and between CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-39687), filed with the SEC on July 17, 2025).

10.47+
Transition and Consulting Agreement by and between CompoSecure, L.L.C. and Tim Fitzsimmons, dated as of June 10, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-39687), filed with the SEC on August 7, 2025).

10.48+
Offer Letter, dated as of October 9, 2025, by and between CompoSecure, L.L.C. and Mary Holt (incorporated by reference to Exhibit 10.3 on to the Quarterly Report on Form 10-Q (File No. 001-39687), filed with the SEC on November 3, 2025).

10.49†
Voting Agreement, dated as of November 2, 2025, by and among certain entities affiliated with Platinum Equity, Resolute Compo Holdings LLC, Tungsten 2024 LLC, Ridge Valley LLC and CompoSecure, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 4, 2025).

10.50	Form of Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on November 4, 2025).

10.51
Investor Rights Agreement, dated as of January 12, 2026, by and between CompoSecure, Inc. and PE Titan CS Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

10.52
Registration Rights Agreement, dated as of January 12, 2026, by and between CompoSecure, Inc. and PE Titan CS Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

10.53*†	Management Agreement, dated as of January 12, 2026, by and between Forge New Holdings, LLC and Resolute Holdings Management, Inc.

10.54
First Amendment to the Amended and Restated Waiver Agreement, dated as of January 12, 2026, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

10.55
Credit Agreement, dated as of January 14, 2026, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 14, 2026).

16.1
Letter from Grant Thornton LLP to the U.S. Securities and Exchange Commission, dated January 12, 2026 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 12, 2026).

19.1*†	GPGI, Inc. Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	GPGI, Inc. Compensation Recoupment Policy.

99.1*	Audited Financial Statements of Husky Technologies Limited for the fiscal year ended December 31, 2025.

99.2*	Audited Financial Statements of GPGI Holdings, L.L.C. for the fiscal year ended December 31, 2025.

101*
Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

GPGI, Inc.

By: /s/ Thomas Knott
Thomas Knott
Principal Executive Officer

Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas Knott Thomas Knott	Principal Executive Officer	3/12/2026

/s/ Kurt Schoen Kurt Schoen	Principal Financial and Accounting Officer	3/12/2026

/s/ David Cote David Cote	Executive Chairman of the Board of Directors	3/12/2026

/s/ Rebecca Corbin Rebecca Corbin	Director	3/12/2026

/s/ John Cote John Cote	Director	3/12/2026

/s/ Joseph DeAngelo Joseph DeAngelo	Director	3/12/2026

/s/ Paul Galant Paul Galant	Director	3/12/2026

/s/ Brian F. Hughes Brian F. Hughes	Director	3/12/2026

/s/ Mark James Mark James	Director	3/12/2026

/s/ Thomas Knott Thomas Knott	Director	3/12/2026

/s/ Dr. Krishna Mikkilineni Krishna Mikkilineni	Director	3/12/2026

/s/ Kevin Moriarty Kevin Moriarty	Director	3/12/2026

/s/ Louis Samson Louis Samson	Director	3/12/2026

/s/ Jane J. Thompson Jane J. Thompson	Director	3/12/2026

/s/ Delara Zarrabi Delara Zarrabi	Director	3/12/2026