Form 10-Q
period 2026-03-31
GPGI, Inc.
filed 2026-05-07
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2026, there were approximately 289,861,445 shares of the registrant's Class A common stock outstanding.

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
•The risk that the anticipated benefits of our combination with Husky Technologies Limited (the “Husky Transaction”) or any future M&A transactions may not be fully realized or may take longer to realize than expected;
•The effect of the Husky Transaction or any future M&A transactions on our business relationships with employees, customers or suppliers, operating results and businesses generally;
•The risk that we fail to successfully manage and integrate acquisitions, combinations or other strategic transactions, which could negatively impact our financial performance and growth prospects;
•Risks related to the significant international operations of our businesses, including but not limited to, that international sales subject our businesses to additional risks that can adversely affect our businesses, operating results and financial condition;
•Risks related to uncertainty and/or changes in macroeconomic and geopolitical conditions in the regions in which we and our businesses operate, including the effects of global and/or regional conflicts, trade policies including tariffs, and other factors;

•Unexpected costs, charges or expenses resulting from the Husky Transaction or any future acquisition or difficulties in integrating and operating acquired companies;
•Risks relating to the management of our businesses by Resolute Holdings Management, Inc. ("Resolute Holdings"), including our reliance on Resolute Holdings for management services under the CompoSecure Management Agreement and/or the Husky Management Agreement (each as defined below), each of which gives Resolute Holdings substantial influence over our businesses, operations, and strategy;
•The outcome of any legal proceedings that have been or may be in the future instituted against us, our businesses or others;
•Our inability to safeguard against misappropriation or infringement of our intellectual property may adversely affect our businesses;
•We may incur substantial costs because of litigation or other proceedings relating to patents, other intellectual property rights, or other matters;
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
•Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects our business, prospects or operations; and
•Other risks and uncertainties indicated or incorporated by reference in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

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

Part I - Financial Statements

Item 1. Financial Statements

GPGI, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value and share amounts)

	March 31, 2026	December 31, 2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6.5	$114.6
Prepaid expenses and other current assets	4.3	5.5
Income taxes receivable	12.1	—
Total current assets	22.9	120.1

Deferred income tax assets	258.0	271.7
Equity method investment	3,133.2	125.5
Total assets	3,414.1	517.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	1.4	0.8
Accrued expenses	3.1	1.9
Current portion of tax receivable agreement liability	20.4	16.2
Total current liabilities	24.9	18.9

Tax receivable agreement liability	272.9	255.2
Total liabilities	297.8	274.1

Commitments and contingencies (Note 8)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000,000,000 and 1,000,000,000 shares were authorized as of March 31, 2026 and December 31, 2025, respectively; 289,861,445 and 126,985,076 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock	(12.2)	(12.2)
Additional paid-in-capital	3,815.5	706.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Accumulated deficit	(686.8)	(451.1)
Total stockholders' equity	3,116.3	243.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,414.1	$517.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$—	$59.8
Cost of sales	—	31.1
Gross profit	—	28.7
Operating expenses
Selling, general and administrative expenses	55.6	22.7
Income (loss) from operations	(55.6)	6.0

Other income (expense)
Revaluation of warrant liability	—	17.9
Revaluation of earnout consideration liability	—	11.2
Loss on remeasurement of tax receivable agreement liability	(21.9)	—
Interest expense	—	(1.6)
Interest income	0.2	0.2
Total other income (expense), net	(21.7)	27.7
Income (loss) before income taxes	(77.3)	33.7
Income tax expense	(3.6)	(27.0)
Income (loss) before earnings in equity method investment	(80.9)	6.7
Earnings (losses) in equity method investment	(154.1)	14.8
Net income (loss)	$(235.0)	$21.5

Net income (loss) per share - basic	$(0.87)	$0.21
Net income (loss) per share - diluted	$(0.87)	$0.07

Weighted average shares used to compute net income (loss) per share Class A common stockholders - basic	269,993,148	102,039,611
Weighted average shares used to compute net income (loss) per share Class A common stockholders - diluted	269,993,148	113,270,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(235.0)	$21.5
Other comprehensive loss
Unrealized loss on derivative - interest rate swap	—	(0.5)
Total other comprehensive loss	—	(0.5)
Comprehensive income (loss)	$(235.0)	$21.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
($ in millions, except share data)

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as at December 31, 2025	126,985,076	$—	$(12.2)	$706.7	$(0.2)	$(451.1)	$243.2
Stock-based compensation	—	—	—	2.0	—	—	2.0
Stock-based compensation granted to GPGI Holdings	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	—	—	(235.0)	(235.0)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes.	1,841,952	—	—	—	—	—	—
Class A common stock issued in relation to Husky Transaction	161,034,417	—	—	3,105.0	—	—	3,105.0
Stock-based compensation granted to Resolute Holdings employees before January 12,2026	—	—	—	0.2	—	—	0.2
Deemed dividend for issuance of stock-based compensation to Resolute Holdings employees	—	—	—	(0.2)	—	—	(0.2)
Dividends declared	—	—	—	—	—	(0.7)	(0.7)
Balance as at March 31, 2026	289,861,445	$—	$(12.2)	$3,815.5	$(0.2)	$(686.8)	$3,116.3

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as at December 31, 2024	100,462,844	$—	$—	$361.4	$2.5	$(507.4)	$(143.5)
Exercise of warrants	425,100	—	—	7.2	—	—	7.2
Stock-based compensation	—	—	—	3.9	—	—	3.9
Proceeds from employee stock purchase plan and exercise of options	—	—	—	0.1	—	—	0.1
Net income (loss)	—	—	—	—	—	21.5	21.5
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes.	1,418,449	—	—	—	—	—	—
Class A common stock withheld related to net share settlement of equity awards	11,459	—	—	(15.3)	—	—	(15.3)
Stock-based compensation granted at GPGI Holdings	—	—	—	1.8	—	—	1.8
Unrealized loss on derivative - interest rate swap	—	—	—	—	(0.5)	—	(0.5)
Spin-Off of Resolute Holdings	—	—	—	(14.2)	—	3.4	(10.8)
Deconsolidation of CompoSecure Holdings, L.L.C.	—	—	—	(138.4)	(2.2)	188.9	48.3
Balance as at March 31, 2025	102,317,852	$—	$—	$206.5	$(0.2)	$(293.6)	$(87.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(235.0)	$21.5
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	1.6
Stock-based compensation expense	2.0	3.9
(Earnings) losses from equity method investment	154.1	(14.8)
Loss on remeasurement of tax receivable agreement liability	21.9	—
Revaluation of earnout consideration liability	—	(11.2)
Revaluation of warrant liability	—	(17.9)
Non-cash operating lease expense	—	0.4
Deferred tax benefit	13.7	(1.8)
Changes in assets and liabilities
Accounts receivable	—	2.1
Inventories	—	(5.2)
Income taxes receivable	(12.1)	—
Prepaid expenses and other assets	1.2	0.1
Accounts payable	0.5	2.5
Accrued expenses	1.1	26.0
Lease liabilities	—	(0.4)
Other liabilities	—	(3.8)
Net cash provided by (used in) operating activities	(52.6)	3.0

Cash flows from investing activities
Investment in GPGI Holdings	(2,016.8)	—
GPGI Holdings cash deconsolidated as a result of the CompoSecure Management Agreement	—	(50.3)
Resolute Holdings cash deconsolidated as a result of the Spin-Off	—	(10.0)
Capitalized software expenditures	—	(0.4)
Net cash provided by (used in) investing activities	(2,016.8)	(60.7)

Cash flows from financing activities
Proceeds from issuance of Class A common stock in relation to Husky Transaction	1,962.0	—
Proceeds from employee stock purchase plan and exercise of options	—	0.1
Payments for taxes related to net share settlement of equity awards	—	(15.3)
Dividend to Class A shareholders	(0.7)	—
Proceeds from the exercise of warrants	—	4.9
Net cash provided by (used in) financing activities	1,961.3	(10.3)

Net increase (decrease) in cash and cash equivalent	(108.1)	(68.0)
Cash and cash equivalent, beginning of period	114.6	77.5
Cash and cash equivalent, end of period	$6.5	$9.5

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2.2
Cash paid for income taxes	$—	$0.7
Supplemental disclosure of non-cash operating and financing activities
Operating lease right of use assets exchanged for lease liabilities	$—	$4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

Derivative asset - interest rate swap	$—	$(0.5)
Non-cash portion of warrant exercise	$—	$(2.3)
Investment in GPGI Holdings for share-based compensation	$2.0	$1.9
GPGI Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of CompoSecure Management Agreement	$—	$(100.4)
Resolute Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of Spin-Off	$—	$(1.5)
GPGI Inc Class A common stock issued in GPGI Holdings in relation to Husky Transaction	$1,143.0	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
The Company has evolved from a single operating business into a diversified permanent capital platform that is comprised of two market leading businesses: (1) CompoSecure, L.L.C. (together with its subsidiaries, “CompoSecure”), a leading manufacturer of premium metal credit cards and provider of secure authentication solutions, and (2) Husky Holdings LLC ("Husky Holdings," and together with its subsidiaries, “Husky”), a leading manufacturer of injection molding equipment and aftermarket services for the food, packaging, and medical markets.
CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.
Husky, founded in 1953, and headquartered in Bolton, Ontario, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.
As a function of the Company’s permanent capital base, we believe our platform is a structurally advantaged buyer for private assets. Specifically, we believe GPGI offers an alternative and more favorable exit pathway for large, sponsor-owned assets that are otherwise limited to an initial public offering. We can offer more upfront cash proceeds to the seller, provide speed and certainty, lower the concentrated ownership overhang with access to our high-quality, long-term, and diversified shareholder base, set up the business for success with right-sized leverage, and provide the opportunity to participate in future Resolute Holdings-led value creation. We believe these structural benefits collectively position GPGI to make accretive acquisitions of high-quality businesses at a fair price.
The evolution of the Company from a single operating business into the diversified permanent capital platform it is today began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC (collectively, "Tungsten") entered into stock purchase agreements with all of the holders of the Company's previously outstanding shares of Class B common stock, pursuant to which the selling Class B stockholders exchanged their 51,908,422 Class B units of CompoSecure Holdings, L.L.C. (now GPGI Holdings, L.L.C., "GPGI Holdings") and corresponding shares of Class B common stock of the Company for shares of Class A common stock, par value $0.0001 per share, of the Company (the "Class A Common Stock") (collectively, the "Tungsten Transactions") eliminating the Company's then-existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372.0, or

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
$7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions.
On September 27, 2024, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings and subsequently on February 28, 2025, the Company distributed all shares of common stock of Resolute Holdings (“Resolute Holdings Common Stock”) on a pro rata basis to the holders of the Company’s Class A Common Stock as of the February 20, 2025 record date (the “Spin-Off”). Each stockholder of record who held shares of the Company’s Class A Common Stock on February 20, 2025, received one share of Resolute Holdings Common Stock for every twelve shares of the Company’s Class A Common Stock then held.
In connection with the completion of the Spin-Off, GPGI Holdings entered into a management agreement with Resolute Holdings (the "CompoSecure Management Agreement"), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates in exchange for a fee.
Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last twelve months' Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky’s Adjusted EBITDA as defined in the Husky Management Agreement (as defined below) and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.
On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for an enterprise value of approximately $4.976 billion, financed with debt, cash and a share of GPGI’s Class A Common Stock (“Husky Transaction”). The Husky Transaction was completed on January 12, 2026 (the "Husky Transaction Date").
In conjunction with the closing of the Husky Transaction, Resolute Holdings entered into a management agreement with Husky (the "Husky Management Agreement") on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky in exchange for payment of a quarterly management fee ("Husky Management Fee"), which is calculated without duplication of GPGI Holdings' Adjusted EBITDA and its share of Parent Allocated Expense.
GPGI historically operated and controlled the business and affairs of GPGI Holdings and thus consolidated GPGI Holdings. As of February 28, 2025, due to the Spin-Off and the execution of the CompoSecure Management Agreement, Resolute Holdings controls and is required to consolidate GPGI Holdings. As a result, the Company no longer consolidates GPGI Holdings and accounts for the investment in GPGI Holdings as an equity method investment. In addition, Husky is not consolidated by the Company and is accounted for as an equity method

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
investment by GPGI Holdings. Accordingly, the Company’s consolidated financial statements reflect its indirect interest in Husky through its equity method investment in GPGI Holdings.
The Company’s results of operations and financial statements for the quarter ended March 31, 2026 reflect the results of Husky only for the period subsequent to the Husky Transaction Date, representing the portion of the quarter during which the Company owned the Husky business.
The Company’s current entity structure as of the date of this report is as follows:
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are in millions, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.
The Company's significant accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC (the "2025 Annual Report").
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("U.S. GAAP") and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management judgment and estimates include the valuation of equity and liability classified stock‑based compensation awards, including stock options, restricted stock units, and performance‑based awards; the determination of fair value and probability‑of‑achievement assumptions for performance conditions; valuation allowances on deferred tax assets based on an assessment of recoverability against future taxable income; and estimates of the inputs used to calculate the tax receivable agreement ("TRA") liability.
Variable Interest Entities
The Company evaluates its contractual, ownership, and other interests in entities to determine if it has a variable interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). A VIE is an entity that either lacks sufficient equity to permit it to finance its activities without additional subordinated financial support or for which the equity investors do not have characteristics of a controlling financial interest. These evaluations are complex and involve significant judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is generally the party that meets both of the following criteria: (i) has the power to direct activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
Equity Method Accounting Presentation for GPGI Holdings
The Company has a variable interest in GPGI Holdings, the Company’s wholly owned operating subsidiary. GPGI Holdings is considered a VIE as GPGI, Inc. is the sole holder of GPGI Holdings’ equity investment at risk but is not able to direct the activities that most significantly impact GPGI Holdings’ economic performance. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and as a result of GPGI Holdings entering into the CompoSecure Management Agreement with Resolute Holdings, the Company determined that GPGI Holdings is a VIE for which the Company is not the primary beneficiary. Therefore, the results of operations and cash flows of the Company's wholly owned subsidiary, GPGI Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report and are instead accounted for under the equity method of accounting.
Under the equity method of accounting, the financial information of GPGI Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of GPGI Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings from equity method investment. The carrying value of the Company's investment in GPGI Holdings is reported in the Company’s consolidated balance sheets as an equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of GPGI Holdings and is also decreased by the Company’s share of dividends declared by GPGI Holdings from time to time, if any. No gain or loss was recognized upon deconsolidation of GPGI Holdings as an equity method investment because Resolute Holdings and the Company were both under common control at the date of the Spin-Off and execution of the CompoSecure Management Agreement.
Effective upon the closing of the Husky Transaction, and as a result of Husky entering into the Husky Management Agreement with Resolute Holdings, GPGI Holdings determined that it does not have the power to direct the activities that most significantly impact Husky’s economic performance and is therefore not the primary beneficiary. As a result, Husky is not consolidated by GPGI Holdings and is accounted for under the equity method of accounting, under which GPGI Holdings’ share of Husky’s earnings or losses is reflected in a single line item in GPGI Holdings’ results of operations and the carrying value of the investment is adjusted accordingly. For GPGI, this activity is included within earnings (losses) in equity method investment related to GPGI Holdings, which represents GPGI’s share of earnings or losses from its equity method investment in GPGI Holdings.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
Treasury Stock
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
See Note 4 - Equity Structure for further information on the repurchase of shares.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period consists of Class A Common Stock.
Diluted net loss per share is computed by dividing the net loss allocated to potential dilutive instruments attributable to controlling interest by the basic weighted-average number of shares of common stock outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnout consideration shares, exercise and vesting of the equity awards only if the effect is not anti-dilutive.
Fair Value Measurements
The Company determines fair value in accordance with ASC 820 Fair Value Measurement (“ASC 820”) which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market i.e. Level 1 to estimates determined using significant unobservable inputs i.e., Level 3. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:
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
The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable and debt. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of March 31, 2026 and 2025, the carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
Recently Issued Accounting Pronouncements Not Yet Adopted
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
On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for PBEs. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01 which revises the effective date of ASU 2024-03 “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.
3. EQUITY METHOD INVESTMENT
The Company’s ownership percentage of its equity method investment in GPGI Holdings was 100% and had a carrying value of $3,133.2 as of March 31, 2026. Prior to the execution of the CompoSecure Management Agreement and the Company's deconsolidation of GPGI Holdings on February 28, 2025, GPGI Holdings had net liabilities of $50.1, primarily arising from advances made by GPGI Holdings to the Company. GPGI Holdings waived the collection of these advances, effectively treating them as distributions to the Company as its sole member prior to the date of deconsolidation, which resulted in an initial carrying value of $0.0 with respect to the Company's equity method investment in GPGI Holdings. See discussion of liquidity in Note 10 for the treatment of distributions from GPGI Holdings to the Company.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
The results of operations of GPGI Holdings on a combined basis for the three months ended March 31, 2026 and the period from the Spin-Off through March 31, 2025 are summarized in the following table:

	Three Months Ended March 31, 2026	February 28 - March 31, 2025
Net sales	$407.8	$44.1
Cost of sales	252.2	18.3
Gross profit	155.6	25.8
Operating expenses:
Selling, general and administrative expenses	170.0	10.1
Income from operations	(14.4)	15.7

Other income (expense):
Interest expense	(29.9)	(1.8)
Interest income	0.2	0.9
Loss on extinguishment of debt	(106.8)	—
Total other income (expense), net	(136.5)	(0.9)
(Loss) income before income taxes	(150.9)	14.8
Income tax expense	(3.2)	—

Net income (loss)	$(154.1)	$14.8
The Company's maximum exposure to loss as a result of its equity method investment in GPGI Holdings is limited to its equity method investment in GPGI Holdings.
The following table is a reconciliation of the Company’s equity method investments in GPGI Holdings:

Balance as of December 31, 2025	$125.5
Stock-based compensation granted to GPGI Holdings' employees	2.0
Earnings (losses) in equity method investment of GPGI Holdings	(154.1)
Investment in GPGI Holdings in relation to Husky Transaction	3,105.0
Incremental investment in GPGI Holdings	54.8
Balance as of March 31, 2026	$3,133.2

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
4. EQUITY STRUCTURE
Shares Authorized
In May 2025, the Company filed a Third Amended and Restated Certificate of Incorporation in the State of Delaware to (i) increase the authorized number of shares of the Company’s Class A Common Stock from 250,000,000 shares to 1,000,000,000 shares, and (ii) eliminate obsolete provisions, including those related to the Company’s now-eliminated dual-class structure.
As of March 31, 2026, the Company had authorized a total of 1,000,000,000 shares for issuance designated as Class A Common Stock, and 10,000,000 shares designated as preferred stock. As of March 31, 2026, there were 289,861,445 shares of Class A Common Stock issued and outstanding.
Issuance of Common Stock
During the quarter ended March 31, 2026, the Company issued 1,841,952 new shares of Class A Common Stock pursuant primarily to the vesting of certain restricted stock units ("RSUs"), performance stock units ("PSUs"), and exercises of stock options. The Class A Common Stock issued pursuant to the vesting of RSUs were issued net of shares withheld for applicable taxes. In connection with the closing of the Husky Transaction on the Husky Transaction Date, the Company issued 54,978,334 shares of Class A Common Stock to GPGI Holdings which issued it to Platinum Equity as partial consideration for the transaction. Concurrently, the Company completed a private investment in public equity (“PIPE”) financing and issued 106,056,083 shares of Class A Common Stock to PIPE investors pursuant to stock purchase agreements (the "PIPE Purchase Agreements").
Warrants
Pursuant to the terms of the warrant agreement, dated as of November 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement") governing the Company's previously-outstanding redeemable warrants ( the "Warrants"), on November 3, 2025, the Company issued a Notice of Redemption calling for the redemption of all outstanding public Warrants, establishing a redemption date of December 3, 2025 (the "Redemption Date"). In connection with the redemption, the Company required holders who wished to exercise their Warrants to do so on a cashless basis. Any Warrants not exercised by 5:00 p.m. New York City time on the Redemption Date, were canceled, and holders of such unexercised Warrants were entitled only to receive the $0.01 per Warrant redemption price upon surrender of their Warrants.
Following the Redemption Date, all rights associated with the Warrants, including the right to acquire shares of Class A Common Stock underlying such Warrants, ceased. As a result, there were zero Warrants outstanding both as of March 31, 2026 and December 31, 2025.
Dividend and Distribution
On February 3, 2026, the Company announced that its board of directors (the "Board") declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annual distribution of approximately $2.9. During the three months ended March 31, 2026, the Company declared and paid a cash dividend of $0.7.
Treasury Stock
On February 10, 2025, the Company announced that the Board approved an increase to the Company's existing share repurchase program from $40.0 up to $100.0. During the three months ended March 31, 2026, the Company did not repurchase any shares of its Class A Common Stock. During the year ended December 31, 2025, the Company repurchased 647,782 shares of Class A Common Stock through open market transactions as treasury stock at an aggregate cost of $12.2. The repurchased shares are held as treasury stock and accordingly are being shown as a reduction to shareholders' equity.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
5. STOCK-BASED COMPENSATION
The Company established the 2021 Incentive Equity Plan (as amended, the “Equity Plan”), which became effective as of December 27, 2021. The purpose of the Equity Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Company’s Board of Directors, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Common Stock available to be issued or transferred under the Equity Plan shall be increased by an amount equal to 6% of the aggregate number of shares of Class A Common Stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares as may be determined by the Board.
The following table summarizes stock-based compensation expense for the Company included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Restricted stock unit expense	$0.6	$2.9
Performance stock unit expense	—	0.5
Stock option expense	1.4	0.5
Total stock-based compensation expense	$2.0	$3.9
Employees of GPGI Holdings are granted equity awards under the Company's Equity Plan. Compensation expense related to these awards is recognized at GPGI Holdings and is reflected in earnings (losses) in equity method investment. The increase in the Company's additional paid-in capital arising from equity awards expensed at GPGI Holdings was $1.8 and $1.9 during the three months ended March 31, 2026 and 2025, respectively.
Certain employees of Resolute Holdings (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which the Contractors provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI (“Contractor Services”), and pursuant to which the Contractors are eligible to receive GPGI equity awards. Prior to the Husky Transaction Date, Resolute Holdings and GPGI were deemed to be under common control, and Resolute Holdings recognized stock-based compensation expense for equity awards granted to those Contractors. Subsequent to the completion of the Husky Transaction, Resolute Holdings and GPGI were no longer under common control and GPGI recognized the stock-based compensation expense for the Contractors.
A summary of RSUs, PSUs and stock option activity under the Equity Plan during the three months ended March 31, 2026 is presented below:
Restricted Stock Unit Activity
The Company grants RSUs to eligible employees and non-employees that generally vest in three tranches on the third, fifth, and seventh anniversaries of the grant date, subject to continued service. RSUs are forfeited upon termination of service prior to vesting. The fair value of each RSU is based on the market value of the Company’s Class A Common Stock on the grant date. During the three months ended March 31, 2026, the Company granted restricted stock units to GPGI Holdings employees and Contractors. Certain previously outstanding RSUs also vested during the period in accordance with their original terms.
As of March 31, 2026, the total unrecognized compensation cost related to outstanding RSUs under the Equity Plan was $20.3 of which the Company expects to recognize over a weighted-average period of 6.1 years.
Performance Based Stock Units Activity
As of March 31, 2026, the total unrecognized compensation cost related to outstanding PSUs under the Equity Plan was $0.0 which the Company expects to recognize over a weighted average period of 0.8 years.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
Stock Options
During the three months ended March 31, 2026, the Company granted stock options. The fair value of stock options granted during the period was estimated on the grant date using the Black‑Scholes option‑pricing model.
The assumptions utilized to calculate the value of the options granted for the three months ended March 31, 2026 were as below:

March 31, 2026
Expected term	6.25 years
Volatility	30.25%
Risk-free rate	3.67%
Expected dividends	0.04%
Expected forfeiture rate	0.00%
During the three months ended March 31, 2026, the Company updated certain valuation assumptions, including expected volatility, to reflect a revised peer group used for benchmarking purposes. Management believes these assumptions more accurately reflect the Company’s business profile and capital structure at the grant date.
Unrecognized compensation expense for options was $33.3 as of March 31, 2026 and is expected to be recognized over a remaining term of 3.5 years.
Husky Special Long Term Incentive Program.

    In connection with the Husky Transaction, the Company established a special long-term performance incentive program under the Equity Plan (such program, the “Husky LTIP”). The Husky LTIP is designed to incentivize certain key Husky employees to achieve multi-year goals for the business and to promote long-term retention of business leaders in order to achieve such goals.

Participants under the program are granted special performance awards with target dollar values based on their target annual bonus, subject to the achievement of the following annual Husky Adjusted EBITDA (as defined below) performance goals for Husky over a four-year period:

•2026 (target Husky Adjusted EBITDA of $500.0),
•2027 (target Husky Adjusted EBITDA of $575.0),
•2028 (target Husky Adjusted EBITDA of $660.0), and
•2029 (target Husky Adjusted EBITDA of $760.0).

The Husky Adjusted EBITDA targets are calculated in accordance with U.S. GAAP as derived from the audited financial statements of the Company, without taking into account management fees paid by Husky to Resolute Holdings but reduced by the aggregate cost of the Husky LTIP awards. During the three months ended March 31, 2026, the Company granted a net $3.0 of Husky LTIP awards to Husky employees and recognized $0.1 of the stock-based compensation expense.

An additional 20% of the target award value for an applicable year will be earned for every $10.0 by which Husky Adjusted EBITDA exceeds the applicable year’s target Husky Adjusted EBITDA. If performance goals are not achieved for an applicable year, no amounts will be earned for such year. Following the end of 2029, the aggregate earned portions of the awards will be converted into restricted stock units based on the closing price of the Company’s Class A Common Stock on the first trading day following the Company’s earnings release for fiscal year 2029. The restricted stock units will vest on March 31, 2030, subject to the participant’s continued employment through such date. The awards will otherwise have the terms and conditions set forth in the applicable award agreement.
6. INCOME TAXES
The Company recorded income tax provision of $3.6 and $27.0 for the three months ended March 31, 2026 and March 31, 2025, respectively.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
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
The Company's effective tax rate was (4.7)% and 80.2% for the three months ended March 31, 2026, and March 31, 2025, respectively. The Company’s overall effective tax rate differs from the U.S. statutory rate, primarily due to pass-through income which flows to the Company from its domestic subsidiaries, non-deductible expenses and the revaluation of the deferred tax balance as a result of the Husky Transaction.
7. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of Class A Common Stock outstanding for the same period. Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth the computation of net income (loss) used to compute basic and diluted net income (loss) per share of Class A Common Stock for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Basic and diluted:
Net income (loss)	$(235.0)	$21.5
Plus: adjustment due to net effect of equity awards and warrant revaluation to net income (loss)	—	(14.0)
Net income (loss) after adjustment	$(235.0)	$7.5

Weighted average common shares outstanding used in computing net income (loss) per share - basic	269,993,148	102,039,611
Plus: effect of dilutive equity awards and warrants		11,230,575
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	269,993,148	113,270,186

Net income (loss) per share-basic	$(0.87)	$0.21
Net income (loss) per share-diluted	$(0.87)	$0.07
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when the exercise price exceeds the average closing price of the Company’s Class A Common Stock during the period, because their inclusion would result in an antidilutive effect on per share amounts. All outstanding and unvested stock‑based compensation awards under the Equity Plan, including those attributable to GPGI Holdings and Contractors are included in the diluted earnings per share denominator.
The following securities were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Potentially dilutive securities:
Warrants	—	21,990,079
Earnout consideration shares	—	4,386,097
Equity awards	4,391,631	2,177,396

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
8. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The Company is party to a tax receivable agreement (the "TRA") with GPGI Holdings and holders of interests therein pursuant to which it is obligated to make payments of 90% of the tax benefits, if any, that we are deemed to realize in accordance with the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the Company expects the cash obligation required will be significant. Any payments made under the TRA will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.
The Company did not make any payments related to the TRA during the three months ended March 31, 2026.
As of March 31, 2026, the Company had the following obligations expected to be paid pursuant to the TRA:

2026 (excluding the three months ended March 31, 2026)	$16.2
2027	16.6
2028	16.9
2029	17.2
2030	17.5
Later years	208.9
Total payments	$293.3
In addition to the above, the Company's TRA liability and future payments thereunder are expected to increase as the Company realizes (or is deemed to realize) an increase in the tax basis of GPGI Holdings’ assets resulting from any future purchases, redemptions or exchanges of GPGI Holdings' interests by holders. The Company currently expects to fund these future TRA liability payments from some of the realized cash tax savings as a result of this increase in tax basis.
Other
The Company is an obligor to certain debt from GPGI Holdings, which are fully and unconditionally guaranteed and are senior secured obligations.
Various legal claims arise from time to time in the normal course of business. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any matters to which it is presently a party will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
9. SEGMENT REPORTING
During the three months ended March 31, 2026, the Chief Operating Decision Maker (“CODM”) was the Principal Executive Officer of the Company. The CODM evaluates performance based on Adjusted EBITDA of our reportable segments, CompoSecure and Husky, pursuant to the CompoSecure Management Agreement and the Husky Management Agreement, respectively.
We define Adjusted EBITDA as net income (loss) adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; stock-based compensation expense; non-

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
cash foreign exchange transaction/translation (gain) loss; and certain special items such as non-recurring acquisition and integration related costs; mark to market adjustments; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA to measure operational performance by comparing actual, budgeted and forecasted amounts on a regular basis, and to allocate resources as part of the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in our annual incentive plan.
As a result of the Spin‑Off and the execution of the CompoSecure Management Agreement, the Company deconsolidated GPGI Holdings on February 28, 2025. From that date through the Husky Transaction Date, the Company had one operating segment and one reportable segment, which consisted of its equity method investment in GPGI Holdings. The Company accounts for GPGI Holdings under the equity method as discussed in Note 3.
Following the Husky Transaction Date, the Company has two operating and reportable segments: CompoSecure and Husky (which comprise the underlying operations of the Company’s equity method investment in GPGI Holdings). This change in operating and reportable segments reflects a change in the information regularly reviewed by the CODM, who began evaluating CompoSecure and Husky as separate businesses with discrete financial information for purposes of assessing performance and allocating resources. Accordingly, the Company has recast prior‑period segment information, including for the three months ended March 31, 2025, to conform to the current period segment presentation.
As reported below, for the three months ended March 31, 2026, the Company’s corporate entity and GPGI Holdings entity are not considered operating segments because these entities do not generate revenues and activities occurring as these entities are limited to corporate administrative activities, costs related to the board of directors, income tax expense, tax receivable agreement liability, fair value adjustments for the warrant liability and earnout consideration liability and debt management such as interest and principle payments. This activity is aggregated in the “All other income (loss)” row in the tables below. The Company does not have any intra‑entity sales.
The information below represents a disaggregation of the operating results of the Company segments consistent with the information reviewed by the CODM.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)

	Three-Months Ended March 31, 2026
	CompoSecure	Husky	Total
Net Sales	$130.4	$277.4	$407.8
Less(1)
Material	27.0	99.3	126.3
Personnel	33.1	94.3	127.4
Overhead	12.2	23.1	35.3
Professional fees	2.8	3.1	5.9
Management fees	4.5	8.4	12.9
Sales and marketing	0.4	4.1	4.5
Other segment expenses(2)	2.8	3.9	6.7
Adjusted EBITDA	$47.6	$41.2	88.8
Reconciliation of adjusted EBITDA - Less
All other (income) loss(3)			3.8
Depreciation and amortization			59.3
Stock-based compensation			3.9
Income tax expense			6.8
Interest expense, net			29.5
Foreign currency gains			(2.3)
Husky Transaction costs			92.9
Loss on disposal of assets			0.6
Severance cost			0.6
Loss on remeasurement of TRA liability			21.9
Loss on extinguishment and refinancing of debts			106.8
Net income (loss)			$(235.0)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of segment income (loss).
(2) Other segment expenses primarily consist of depreciation and amortization of which $46.8 of acquisition‑related fair value step‑up and foreign currency transaction (gains) losses, which were adjusted for the CODM. Other costs consist of expenses apart from the categories noted such as miscellaneous administrative expenses and research & development costs.
(3) All other (income) loss consist of the activity of the corporate entities GPGI, Inc. and GPGI Holdings, L.L.C., which are not considered operating segments.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)

	Three-Months Ended March 31, 2025
	CompoSecure	Total
Net Sales	$103.9	$103.9
Less(1)
Material	18.8	18.8
Personnel	29.5	29.5
Overhead	12.8	12.8
Professional fees	3.7	3.7
Management fees	1.1	1.1
Sales and marketing	0.3	0.3
Other segment expenses(2)	1.8	1.8
Adjusted EBITDA	$35.9	35.9
Reconciliation of adjusted EBITDA - Less
All other (income) loss(3)		1.3
Depreciation and amortization		2.3
Stock-based compensation		5.7
Income tax expense		27.0
Interest expense, net		2.3
Mark to market adjustments, net		(29.2)
Spin-Off costs		5.0
Net income (loss)		$21.5
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of segment income (loss).
(2) Other segment expenses primarily consist of depreciation and amortization, which was adjusted for the CODM. Other costs consist of expenses apart from the categories noted.
(3) All other (income) loss consist of the activity of the corporate entities GPGI, Inc. and GPGI Holdings, L.L.C., which are not considered operating segments.

The following table reconciles reportable segments cash, assets and debt to the Company's consolidated totals.

	Three-Months Ended March 31, 2026
	CompoSecure	Husky	Elimination	Total

Total cash	$29.1	$79.0	$(101.6)	$6.5
Total assets	$2,349.8	$5,980.9	$(4,916.6)	$3,414.1
Total debt	$2,147.3	$—	$(2,147.3)	$—

	Three-Months Ended March 31, 2025
	CompoSecure	Elimination	Total

Total cash	$62.2	$(52.7)	$9.5
Total assets	$203.7	$88.6	$292.3
Total debt	$193.2	$(193.2)	$—

10. RELATED PARTY TRANSACTIONS
Governance Agreement
In connection with the Tungsten Transactions, on September 17, 2024, the Company and Tungsten entered into that certain Governance Agreement (as waived and/or amended on February 28, 2025, July 12, 2025 and January 12, 2026, the "Governance Agreement"), which established certain governance matters, including ongoing obligations

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
with respect to the size of the board of directors, election of specified directors (including independent directors) and other matters.
Separation and Distribution Agreement
In connection with the completion of the Spin-Off, the Company and Resolute Holdings entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") which set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and certain adjustments of existing GPGI awards, and establishes certain rights and obligations between Resolute Holdings and the Company following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and the Company, and tax and other matters. After the Spin-Off and execution of the CompoSecure Management Agreement, the Company and Resolute Holdings were under common control by Tungsten up until the Husky Transaction.
Below is a summary of the significant agreements executed in connection with the Spin-Off.
CompoSecure Management Agreement
Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee, payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last twelve months' Adjusted EBITDA as defined in the agreement. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement incurred on GPGI Holdings’ behalf. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The CompoSecure Management Fee for the three months ended March 31, 2026 was $4.5 and for the period from the date of the Spin-Off to March 31, 2025 was $1.1. GPGI Holdings incurred $0.2 and $0.0 of reimbursable expenses to Resolute Holdings during the three-months ended March 31, 2026 and three months ended March 31, 2025, respectively.
Husky Management Agreement
Pursuant to the Husky Management Agreement, Husky pays Resolute Holdings a quarterly management fee (the “Husky Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Husky’s last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky’s earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of GPGI Holdings' Adjusted EBITDA and share of Parent Allocated Expense. Husky is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Husky other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Husky under the Husky Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Husky.
The Husky Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Husky may each terminate the Husky Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Husky to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
Husky Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The Husky Management Fee for the three months ended March 31, 2026 was $8.4.
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
Consulting Agreements
On February 28, 2025, upon the completion of the Spin-Off and the transfer of his employment to Resolute Holdings, we entered into a consulting agreement with David M. Cote, under which Mr. Cote will be eligible to receive grants of restricted stock units or other equity incentive awards as determined by the Company and will remain eligible to vest in equity incentive awards previously granted by GPGI, in exchange for his provision of certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by the Company. We also entered into a similar agreement with Mr. Knott and Mr. Schoen.
Board Adviser Agreement
On February 28, 2025 and upon the completion of the Spin-Off, Roger Fradin resigned from the Company's board of directors for personal reasons and not as a result of any disagreement with management or any matter relating to the Company’s operations, policies or practices. In connection with Mr. Fradin’s resignation, the Company entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, provides advisory services to the Company's board of directors in exchange for which Fradin Consulting will receive an annual cash retainer fee of $0.1, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of the Company's common stock with a fair market value, as defined in the Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy, of $0.2.
PIPE Purchase Agreements
Various related parties purchased approximately 813,523 shares of Class A Common Stock in the PIPE pursuant to those PIPE Purchase Agreements at the same price per share and otherwise pursuant to the PIPE

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share data)
Purchase Agreements with all other PIPE investors. The PIPE Purchase Agreements provide certain shelf registration rights and include indemnification and confidentiality provisions. The Company has agreed pursuant to the PIPE Purchase Agreements to bear the expenses incurred in connection with the filing of any registration statements filed pursuant thereto.
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
The shares of GPGI Class A Common Stock owned by the Voting Stockholders represented approximately 41.3% of the outstanding shares of GPGI's Class A Common Stock as of September 10, 2025.
Investor Rights Agreement
On January 12, 2026, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with PE Titan CS Holdings L.P., an affiliate of Platinum Equity (the “PE Holder”). Pursuant to the Investor Rights Agreement, the PE Holder has the right to nominate (i) two members of the Board, for so long as it, together with its affiliates, continue to hold at least 10% of the outstanding shares of the Company’s Class A Common Stock, and (ii) one member of the Board so long as it, together with its affiliates, continues to hold less than 10% but more than 5% of the outstanding shares of Class A Common Stock. In addition, the Investor Rights Agreement provides that the PE Holder and its affiliates are allowed to freely pursue any business opportunity. Pursuant to the Investor Rights Agreement, the PE Holder has agreed to be subject to a lock-up period of 90 days following the closing of the Husky Transaction, subject to early release by the Company.

Registration Rights Agreement
In connection with the closing of the Husky Transaction, on the Husky Transaction Date, the Company entered into a Registration Rights Agreement (the “Husky Registration Rights Agreement”) with the PE Holder (collectively, with each other person who has executed and delivered a joinder thereto, the “Husky RRA Parties”) which, among other things, provides for the filing with the SEC of a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale of certain shares of the Class A Common Stock and certain other equity securities of the Company held by the Husky RRA Parties. The PE Holder is entitled to make up to two demand registrations in any 12-month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the PE Holder will have certain “piggy-back” registration rights. The Husky Registration Rights Agreement includes customary indemnification and confidentiality provisions. The Company agreed to bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Husky Registration Rights Agreement.

Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, GPGI Holdings. GPGI Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, short - term investments, cash flows from operations and borrowings on its term loan, revolving credit facility, and senior secured notes. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as directors and officers insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement, stock exchange listing fees, and transaction related expenses. The Company anticipates that its operations will continue to be funded by GPGI Holdings. Funds transferred from GPGI Holdings to the Company are treated as distributions to the Company and a reduction of equity method investment.
11. SUBSEQUENT EVENTS
On May 6, 2026, the Company announced that its board of directors declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annualized distribution of approximately $2.9.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
GPGI, Inc. ("GPGI," and together with its subsidiaries as the context requires, the "Company," "we," "us," or "our"), through its wholly owned subsidiary, GPGI Holdings L.L.C. ("GPGI Holdings"), is a permanent capital platform designed to acquire, operate, and scale high‑quality businesses across attractive end markets, consistent with its philosophy of building great positions in good industries.
Beginning February 28, 2025, the Company deconsolidated GPGI Holdings as a result of the spin‑off Resolute Holdings Management, Inc. ("Resolute Holdings") (the "Spin-Off") and execution of the CompoSecure Management Agreement, as defined below. From that date, GPGI Holdings is accounted for under the equity method. Unless expressly stated, references to operating results, customers, products, debt and market risks pertain to GPGI Holdings; the Company’s results primarily reflect corporate‑level items (e.g., public company costs, fair‑value changes, taxes) and earnings in equity method investment of GPGI Holdings.
Prior to the Husky Transaction, as defined below, the Company’s business consisted solely of the CompoSecure operations conducted through its wholly owned subsidiary, GPGI Holdings. CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.
Husky Holdings LLC (together with its subsidiaries, "Husky"), a wholly owned subsidiary of GPGI Holdings, founded in 1953, and headquartered in Bolton, Ontario, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.
Husky is not consolidated by the Company and is accounted for as an equity method investment of GPGI Holdings. Accordingly, the Company’s consolidated financial statements reflect its indirect interest in Husky through its equity method investment in GPGI Holdings.
Recent Developments
On February 28, 2025, the Company completed the Spin-Off of Resolute Holdings. In connection with the Spin-Off, GPGI Holdings entered into a management agreement (the "CompoSecure Management Agreement"), pursuant to which Resolute Holdings provides management and other related services to GPGI Holdings in exchange for payment of quarterly management fees, payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings' last twelve-months' Adjusted EBITDA as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense” as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Management Agreement Adjusted EBITDA (as defined below) and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings' or its affiliates' personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings determines, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
Historically, the Company operated and controlled the business and affairs of GPGI Holdings by virtue of its control of the board of managers of GPGI Holdings, and thus the financial results of GPGI Holdings were consolidated into the financial statements of the Company. As of and subsequent to the Spin-Off, and as a result of the execution of the CompoSecure Management Agreement, control of GPGI Holdings transferred to Resolute Holdings and the Company no longer consolidates GPGI Holdings. For periods subsequent to the completion of the Spin-Off, GPGI Holdings is treated as a variable interest entity and the results of operations of GPGI Holdings and its subsidiaries are no longer consolidated in the financial statements of the Company; rather, such results are consolidated in the financial statements of Resolute Holdings, and the Company accounts for the results of GPGI Holdings and its subsidiaries (including the CompoSecure and Husky businesses) using the equity method of accounting, with the Company’s statement of operations reflecting the Company’s share of earnings of GPGI Holdings as earnings from an equity method investment, and the Company’s consolidated balance sheets reflect its carrying value in GPGI Holdings as an equity method investment.
Certain of GPGI Holdings' former equity holders had the right, pursuant to the agreement and plan of merger that governed CompoSecure's initial business combination completed in December 2021, to receive additional shares of Class A common stock ("Earnout Shares") in earnout consideration (collectively, the “Earnouts”). The Earnouts were subject to two stock price thresholds, with half of the Earnout Shares awarded upon the achievement of each threshold. The first Earnout threshold was achieved on December 17, 2024, and approximately 3.8 million Earnout Shares were issued. The second Earnout threshold was achieved on September 8, 2025, and approximately 4.4 million Earnout Shares (as adjusted for the Spin-Off) were issued.
On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI, through GPGI Holdings, would combine with Husky Technologies Limited for an enterprise value of approximately $4.976 billion, financed with debt, cash, and share of GPGI’s Class A Common Stock (“Husky Transaction”). On the January 12, 2026, the Company completed the business combination ("Husky Transaction Date"). In connection with the completion of the Husky Transaction, Husky entered into a management agreement (the "Husky Management Agreement") with Resolute Holdings, the terms of which are substantially identical to the terms of the CompoSecure Management Agreement. Under the Husky Management Agreement, Resolute Holdings is responsible for managing the day-to-day business and operations, and overseeing the strategy of, Husky Holdings and its subsidiaries, and receives a quarterly management fee equal to 2.5% of the trailing twelve‑month Adjusted EBITDA as defined in the Husky Management Agreement of the Husky business ("Husky Management Agreement Adjusted EBITDA"), without duplication of any amounts payable under the CompoSecure Management Agreement. Consistent with the CompoSecure Management Agreement, the Husky Management Agreement includes an initial 10‑year term with automatic 10‑year renewal periods, reflecting the long‑term operating partnership established at closing.
Subsequent to the completion of the Husky Transaction, CompoSecure, Inc. rebranded to GPGI, Inc., and CompoSecure Holdings, L.L.C. rebranded to GPGI Holdings, L.L.C. Beginning January 23, 2026, the Company’s Class A Common Stock continued trading on the New York Stock Exchange, under the new ticker symbol “GPGI.”
On January 14, 2026, following completion of the Husky Transaction, GPGI Holdings refinanced approximately $2.1 billion of total indebtedness that was assumed in the Husky Transaction. The refinancing included the issuance of $900 million of 5.625% senior secured notes due 2033, and the establishment of a new $1.2 billion term loan facility maturing in 2033, and $400 million of revolving credit commitments maturing in 2031. The proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined company’s capital structure.
Economic Conditions
Economic tensions and changes in international trade policies, including new tariffs introduced by the U.S. last year, as well as ongoing geopolitical instability in certain regions, including the Middle East, have in the past impacted and could in the future impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States, and disruptions arising from geopolitical conflicts or heightened tensions in the Middle East have in the past and could in the future further affect global supply chains, transportation routes, or input costs. Additionally, a significant downturn in the domestic or global economy has in the past and may in the future cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic, trade, or political conditions continue or further deteriorate, our business, financial condition, and results of operations could be materially adversely affected.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
Key Components of Results of Operations
Overview
Following the Spin‑Off on February 28, 2025, the Company no longer consolidates GPGI Holdings and instead accounts for its investment in GPGI Holdings under the equity method. The components of results of operations presented below primarily relate to the operations of GPGI Holdings prior to the Spin-Off when the Company consolidated GPGI Holdings' operating results. Subsequent to the Spin‑Off, the Company’s activities were limited primarily to non‑revenue‑generating functions, including maintaining its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement ("TRA"), warrant liability remeasurement, earnout considerations, and income recognized from its equity method investment.
Husky’s results of operations have been included in GPGI Holdings' results from the Husky Transaction Date through March 31, 2026 as an equity method investment in GPGI Holdings. Husky’s results are not included in the results of operations for the three months ended March 31, 2025, or for the portion of the quarter ended March 31, 2026 prior to the completion of the Husky Transaction (January 1, 2026 through January 11, 2026, inclusive) which limits comparability between periods.
Net Sales
Net sales reflect the Company’s revenue generated primarily from the sale of its products. The Company's two businesses, (1) CompoSecure and (2) Husky, which are equity method accounted, primarily sell products from the manufacture and delivery of: metal payment cards, high‑security documents, pre‑laminated materials, injection molding machines, molds, hot runners, temperature controllers, auxiliary equipment, and related aftermarket products; the design and manufacture of medical molds; service offerings including startup, testing, installation, training, ongoing monitoring of machines, and extended protection plans; and direct‑to‑consumer sales of Arculus key cards through third‑party e‑commerce platforms. Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.
Cost of Sales
The Company’s cost of sales associated with CompoSecure and Husky, which are equity method accounted, includes the direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, purchased components such as cabinets, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; warranty; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.
Gross Profit and Gross Margin
The Company’s gross profit represents its net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.
Operating Expenses
The Company’s operating expenses are comprised of selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing. Research and development of new products and technologies are costs of both CompoSecure and Husky, which are equity method accounted.
Income (loss) from Operations and Operating Margin
Income (loss) from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.
Other Income (Expense), net
Other income (expense) primarily consists of changes in fair value of warrant liability, earnout consideration liability and interest expense, net of any interest income.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
Earnings in Equity Method Investment
The Company's earnings in equity method investment consists of the attributable share, currently 100%, of net income (loss) of GPGI Holdings.
Net Income (Loss)
Net income (loss) consists of the Company’s income (loss) from operations, less other expenses and income tax provision or benefit.
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
Results of Operations
Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
Reflecting the change to equity method accounting after the Spin-Off, the following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales	$—	$59.8	$(59.8)	(100)%
Cost of sales	—	31.1	(31.1)	(100)%
Gross profit	—	28.7	(28.7)	(100)%
Operating expenses:
Selling, general and administrative expenses	55.6	22.7	32.9	145%
Income (loss) from operations	(55.6)	6.0	(61.6)	(1027)%
Other income (expense), net	(21.7)	27.7	(49.4)	(178)%
Income (loss) before income taxes	(77.3)	33.7	(111.0)	(329)%
Income tax expense	(3.6)	(27.0)	23.4	(87)%
Income (loss) before earnings in equity method investment	(80.9)	6.7	(87.6)	(1307)%
Earnings (losses) in equity method investment	(154.1)	14.8	(168.9)	(1141)%
Net income (loss)	$(235.0)	$21.5	$(256.5)	(1193)%

	Three Months Ended March 31,
	2026	2025
Gross margin	0%	48%
Operating margin	0%	10%
Net Sales
The Company’s net sales for the three months ended March 31, 2026 decreased by $59.8 million, or 100%, to $0.0. The decrease was driven by the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $407.8 million of net sales for the three months ended March 31, 2026, which increased by $303.9 million, or 292% from $103.9 million of net sales for the three-months ended March 31, 2025. The increase was driven by the incremental revenues generated from Husky from the Husky Transaction Date.
Gross Profit and Gross Margin
The Company’s gross profit for the three months ended March 31, 2026 decreased $28.7 million, or 100%, to $0.0, while the gross profit margin decreased from 48% to 0%. The decrease in gross profit was due to the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings generated

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
$155.6 million of gross profit for the three months ended March 31, 2026, compared to $54.5 million of gross profit for the three months ended March 31, 2025. The increase was driven by the incremental gross profit generated from Husky from the Husky Transaction Date.
Operating Expenses
The Company’s operating expenses for the three months ended March 31, 2026 increased $32.9 million, or 145%, to $55.6 million compared to $22.7 million for the three months ended March 31, 2025. The increase was driven primarily by the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025 and Husky Transaction costs of $49.8 million. GPGI Holdings incurred $170.0 million of operating expenses for the three months ended March 31, 2026, compared to $27.9 million of operating expenses for the three months ended March 31, 2025. The increase was driven by the incremental operating expenses associated with the Husky business from the Husky Transaction Date.
During the three months ended March 31, 2026, the Company had loss from operations of $55.6 million compared to income from operations of $6.0 million for the three months ended March 31, 2025. The Company’s operating margin for the three months ended March 31, 2026 decreased to 0% compared to 10% for the three months ended March 31, 2025. The decrease in income from operations and operating margin was driven by the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings had a loss from operations of $14.4 million for the three months ended March 31, 2026 compared to a gain from operations of $26.6 million for the three months ended March 31, 2025. The change from income to loss from operations was primarily driven by the incremental operating expenses associated with the Husky business from the Husky Transaction Date.
Other expenses for the three months ended March 31, 2026 was $21.7 million as compared to other income $27.7 million for the three months ended March 31, 2025. The change from other income to other expenses of $49.3 million was due to the loss of remeasurement of the TRA liability of $21.9 million and the prior year revaluation of the warranty and earnout consideration liabilities of $29.1 million that were not repeated. GPGI Holdings had other expenses of $136.5 million for the three months ended March 31, 2026. The increase was largely driven by the loss of extinguishment of debt incurred in conjunction with the series of refinancing transactions discussed below.
Earnings in Equity Method Investment
Beginning February 28, 2025, the Company recognizes its share of GPGI Holdings’ net income within "Earnings (losses) in equity method investment" which totaled a loss of $154.1 million for the three months ended March 31, 2026 as compared to $14.8 million for the three months ended March 31, 2025. The increase in losses was due to the Husky Transaction. Refer to Note 3 in the unaudited condensed consolidated financial statements for the results of our equity method investment.
Income Tax Expense
The Company's income tax expense for the three months ended March 31, 2026 was $3.6 million, compared to $27.0 million for the three months ended March 31, 2025.
Use of Non-GAAP Financial Measures
This Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share ("Adjusted EPS") are useful to investors in evaluating the Company’s financial performance.
The Company uses these non-GAAP measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and measure incentive compensation. We believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. We believe Adjusted EBITDA provides valuable insight into operational efficiency independent of capital structure and tax environment; Adjusted Net Income and Adjusted EPS offer investors a clearer view of ongoing profitability by excluding non-recurring and non-operational items.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
Additionally, the Company’s debt agreements contain covenants based on variations of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results.
Adjusted EBITDA and Adjusted EPS should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from Adjusted EBITDA and Adjusted EPS are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity. These non-GAAP measures may be different from similarly titled non-GAAP measures used by other companies.
The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2026 and March 31, 2025, respectively.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales	$407.8	$59.8	$348.0	582%

Net income (loss)	(235.0)	21.5	(256.5)	(1193)%
Add:
Depreciation and amortization (2)(6)	59.3	2.3	57.0	2478%
Income tax expense	6.8	27.0	(20.2)	(75)%
Interest expense, net (1)(3)	29.5	2.3	27.2	1183%
EBITDA	$(139.4)	$53.1	(192.5)	(364)%

Stock-based compensation expense (2)	3.9	5.7	(1.8)	(32)%
Mark to market adjustments, net (3)	—	(29.2)	29.2	(100)%
Husky Transaction costs (4)	92.9	—	92.9	—%
Debt refinance costs and loss on debt extinguishment	106.8	—	106.8	—%
Loss on remeasurement of TRA liability	21.9	—	21.9	—%
Foreign exchange (gain) loss	(2.3)	—	(2.3)	—%
Severance costs	0.6	—	0.6	—%
Loss on disposal of assets	0.6	—	0.6	—%
Spin-Off costs (5)	—	5.0	(5.0)	(100)%
Adjusted EBITDA	$85.0	$34.6	$50.4	146%
(1) Includes amortization of deferred financing costs for the three months ended March 31, 2026.
(2) The presented adjustments include amounts related to both the Company and its equity method investment in GPGI Holdings for the three months ended March 31, 2025.
(3) Includes the changes in fair value of warrant liability, and derivative liabilities for the three months ended March 31, 2025.
(4) Husky Transaction costs for the three months ended March 31, 2026 primarily include advisory, legal and other professional fees incurred in connection with the Husky business combination.
(5) Spin-Off costs for the three months ended March 31, 2025 represent deal‑related expenses incurred in connection with the Spin-Off completed on February 28, 2025.
(6) Depreciation and amortization includes $46.8 million of acquisition‑related fair value step‑ups related to the Husky Transaction for the three months ended March 31, 2026.
The following unaudited table presents the Adjusted EPS and reconciliation of GAAP net income (loss) to non-GAAP Adjusted EPS for the periods indicated below to reflect current and deferred income tax expenses. The below

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
presentation does not include a full tax provision. The Company applies a blended tax rate to its income before taxes and to all adjustments.

	Three Months Ended March 31,
	2026	2025
Basic:
Net income (loss)	$(235.0)	$21.5
Add: Provision for income taxes	6.8	27.0
Income (loss) before income taxes	(228.2)	48.5
Add: mark-to-market adjustments (1)	—	(29.2)
Add: stock-based compensation	3.9	5.7
Add: Debt refinance costs and loss on debt extinguishment	106.8	—
Add: Husky Transactions costs	92.9	—
Add: Loss on remeasurement of TRA liability	21.9	—
Add: Foreign exchange (gain) loss	(2.3)	—
Add: Severance costs	0.6	—
Add: Loss on disposal of assets	0.6	—
Add: Spin-Off costs	—	5.0
Add: Purchase accounting amortization and depreciation	46.8	—
Adjusted net income (loss) before tax	43.0	30.0
Income tax expense (2)	10.3	1.6
Adjusted net income: basic	$32.7	$28.4
Common shares outstanding used in computing adjusted net income per share, basic:
Class A common shares	269,993,148	102,039,611
Adjusted EPS - basic	$0.12	$0.28

Diluted:
Adjusted net income - diluted	$32.7	$28.4
Adjusted net income used in computing net income per share, diluted	32.7	28.4
Common shares outstanding used in computing adjusted net income per share, diluted:
Warrants (3)	—	9,878,000
Equity awards	4,391,631	3,533,000
Total shares outstanding used in computing net income per share - diluted	274,384,779	115,450,611
Adjusted EPS - diluted	$0.12	$0.25

(1) Includes the changes in fair value of warrant liability and earnout consideration liability for three months ended March 31, 2025.
(2) Reflects current and deferred income tax expenses. For the three months ended March 31, 2025 it was calculated using the Company's blended tax rate. For the three months ended March 31, 2026, it was calculated by applying the Company's assumed effective tax rate.
(3) Assumes treasury stock method, valuation at assumed fair market value of $14.47 for the three months ended March 31,2025.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)

Critical Accounting Policies and Estimates
Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
Recently Adopted Accounting Policies
Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity and Capital Resources
GPGI's primary sources of liquidity are its existing cash and cash equivalents balances, proceeds from the exercise of warrants, funding from its wholly owned subsidiary, GPGI Holdings, which are treated as distributions from GPGI Holdings to the Company and potential proceeds from the sale of stock. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as directors and officers insurance, professional fees, and stock exchange listing fees. GPGI Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. GPGI Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of March 31, 2026, GPGI, Inc. had cash and cash equivalents of $6.5 million and GPGI Holdings had cash and cash equivalents of $115.1 million, and total debt principal outstanding of $2,175.0 million. As of December 31, 2025, GPGI, Inc. had cash and cash equivalents of $114.6 million and GPGI Holdings had cash and cash equivalents of $157.0 million, investment in US treasury bills of $41.1 million and total debt principal outstanding of $186.3 million. The decrease in cash and cash equivalents of GPGI was due to the investment in GPGI Holdings to fund the Husky Transaction. The decrease in cash and cash equivalents and short-term investments at GPGI Holdings and the increase in debt was as a result of funding the Husky Transaction.
The Company believes that available cash and cash equivalents as of March 31, 2026 of $6.5 million are sufficient to meet the liquidity needs of the Company. The Company anticipates that to the extent that the Company, including GPGI Holdings, requires additional liquidity, it will be funded through borrowings on GPGI Holdings' revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that GPGI, Inc. or GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of GPGI, Inc. and GPGI Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of GPGI Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, we cannot be assured that GPGI Holdings will generate sufficient cash flows from operations or that future capital will be available from additional indebtedness or other sources to meet the liquidity needs of GPGI, Inc. and GPGI Holdings. We have announced plans to use acquisitions as part of our growth strategy. As we pursue acquisitions, GPGI, Inc. and/or GPGI Holdings may incur additional equity or debt to complete such acquisitions.
On November 3, 2025, the Company called for redemption all of its issued and outstanding redeemable warrants. During the year ended December 31, 2025, the Company received $156.2 million of cash and issued 21,192,626 shares in connection with exercises of the warrants by the holders thereof. As of December 31, 2025, no warrants remained outstanding.
In connection with the closing of the Husky Transaction, the Company repaid in full all outstanding obligations under GPGI Holdings' previously outstanding credit facility and terminated all related commitments. No early termination penalties or prepayment premiums were incurred in connection with the payoff. This repayment represents the removal of our prior revolving and term loan structure and the associated interest expense, covenants, and liquidity considerations that were in place as of December 31, 2025. Additional information is included in Note 19 of the Company's Consolidated Financial Statements included in Item 8 of the 2025 Annual Report.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
On January 14, 2026, following the completion of the Husky Transaction, GPGI Holdings completed a refinancing of approximately $2.1 billion of indebtedness that was assumed as part of the Husky Transaction (the "Refinancing Transactions"). The Refinancing Transactions included (i) the issuance of $900 million of 5.625% senior secured notes due 2033 (the "Notes"), and the establishment of (ii) a new $1.2 billion term loan facility maturing in 2033 (the "New Term Loan"), and (iii) $400 million of revolving credit commitments maturing in 2031 (the "New Revolving Facility"). Proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined company’s capital structure. Additional information is included in Note 19 of the Company's Consolidated Financial Statements included in Item 8 of the 2025 Annual Report.
These financing activities resulted in a significant modification of GPGI Holdings’ capital structure, extended its overall debt maturity profile, and increased available liquidity under the New Revolving Facility. As a result of the refinancing, the Company entered 2026 with a higher level of long‑term indebtedness, which is expected to result in increased cash interest outflows during the year. However, the revised capital structure provides enhanced financial flexibility through longer‑dated maturities and a more scalable credit platform that supports the combined operations of GPGI Holdings following the Husky Transaction. In addition, the refinancing simplified GPGI Holdings’ debt structure by consolidating multiple legacy facilities into a more streamlined structure intended to support the Company’s long‑term strategic and operating objectives.
The Company continues to evaluate its capital allocation priorities, including deleveraging GPGI Holdings’ balance sheet over time, managing working capital requirements of the larger post‑combination enterprise, and maintaining sufficient liquidity to fund integration activities, strategic investments, and ongoing operations. As of March 31, 2026, the Company believes it has adequate liquidity to meet its near‑term and long‑term obligations through cash on hand, operating cash flows and distributions from GPGI Holdings, and available debt capacity under the New Revolving Facility, or other equity or debt sources as may be needed.
Net Cash (Used in) Provided by Operations
Cash used in the Company’s operating activities for the three months ended March 31, 2026 was $52.6 million, compared to cash provided by operating activities of $3.0 million during the three months ended March 31, 2025. The decrease in cash provided by operating activities of $55.6 million was primarily attributable to the deconsolidation of GPGI Holdings after execution of the CompoSecure Management Agreement, along with the Husky Transaction.
Net Cash Used in Investing
Cash used in the Company’s investing activities for the three months ended March 31, 2026 was $2,016.8 million, compared to cash used in investing activities of $60.7 million during the three-months ended March 31, 2025. The decrease in cash used by investing activities of $1,956.1 million was primarily due to the investment in GPGI Holdings for the Husky Transaction.
Net Cash Provided by (Used in) Financing
Cash provided by the Company’s financing activities for the three months ended March 31, 2026 was $1,961.3 million, compared to cash used in the Company's financing activities for the three months ended March 31, 2025 of $10.3 million. The increase in cash provided by financing activities for the three months ended March 31, 2026 was due to the issuance of the PIPE shares for the Husky Transaction. Cash used in financing activities for the three months ended March 31, 2025 primarily related to $15.3 million of payments for taxes related to net share settlement of equity awards, offset by proceeds from the exercise of warrants of $4.9 million.
Contractual Obligations
A summary of the minimum contractual obligations of GPGI, Inc. relating to its material outstanding contractual commitments is included in Note 8 of our March 31, 2026 Condensed Consolidated Financial Statements. GPGI, Inc. long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The Company did not have any material contractual obligations.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share data)
Financing
The Company is party to the New Term Loan and the New Revolving Facility with various banks. For more information on GPGI Holdings' historical debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026.

GPGI, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
($ amounts in millions, except share data)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
GPGI Holdings uses variable‑rate debt to finance its operations. Following the deconsolidation on February 28, 2025, the Company has no material direct exposure to interest‑rate risk other than on cash and cash equivalents and short-term investments. The quantitative sensitivity below pertains to GPGI Holdings and is presented because GPGI Holdings’ results are reflected in the Company’s earnings in equity method investment.
GPGI Holdings is exposed to interest rate risk on these debt obligations. As of March 31, 2026, GPGI Holdings had $2,175.0 million in debt outstanding , of which $1,275.0 million was variable rate debt.
The Company performed a sensitivity analysis based on the principal amount of GPGI Holdings' debt outstanding as of March 31, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $12.1 million on an annual basis.

GPGI, INC.
Item 4. Controls and Procedures
($ amounts in millions, except share data)
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share data)
Part II. Other Information
Item 1. Legal Proceedings
The information required by this item is set forth under Note 8, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
Other than as described herein, there have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2025 Annual Report.

Global economic conditions, including geopolitical conflict and instability, give rise to operating and market risk exposure.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products and have led to shipping and payment delays. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Company's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the recent conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market and increased prices for raw materials, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company operates or sells its products, have created and could continue to create volatility in global demand and the timing of orders for the Company's products, and have disrupted and could continue to disrupt the supply chains, assets or operations of the Company and/or its joint ventures. The situation remains fluid and the ongoing conflicts may result in additional economic sanctions or other measures. These factors have had, and may continue to have, negative impacts on the Company’s financial condition, results of operations and cash flows. These impacts have included and may continue to include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy; and heightened cybersecurity threats. The intensity and duration of conflicts in the Middle East, including the recent conflict between the United States, Israel and Iran, and the potential for the expansion of hostilities in the region, are difficult to predict and could further disrupt the Company's supply chains and operations, which could have a negative impact on the Company's results of operations. In addition, volatility and disruption of financial markets have limited and could continue to limit the ability of the Company’s customers and suppliers to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on the Company’s results of operations. If the Company fails to effectively manage such risks, it could have a negative impact on its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $40.0 million (increased to up to $100 million in February 2025) in the aggregate of our outstanding shares of Class A Common Stock. The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our governing documents, instruments governing our indebtedness, and other applicable legal requirements. Repurchases of shares of Class A Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of shares of Class A Common Stock and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Class A Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Class A Common Stock or held as treasury stock.

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share data)
There were no repurchases under the Repurchase Program during the quarter ended March 31, 2026. As of March 31, 2026, $87.8 million of the repurchase authorization under the Repurchase Program remained available.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share data)
Item 6. Exhibits
Exhibit Index

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

2.3
Separation and Distribution Agreement by and between CompoSecure, Inc. and Resolute Holdings Management, Inc. dated as of February 28, 2025 (incorporated by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-39687), filed with the SEC on March 5, 2025).

3.1
Third Amended and Restated Certificate of Incorporation of CompoSecure, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on May 28, 2025).

3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of CompoSecure, Inc. (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K (File No. 001-39687) for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

3.3	Amended and Restated Bylaws of GPGI, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 21, 2026).

4.1
Indenture, dated as of January 14, 2026, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C., the subsidiary guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 14, 2026).

4.2	Form of Note representing the 5.625% Senior Secured Notes due 2033 (included as Exhibit A to Exhibit 4.2).

10.1
Investor Rights Agreement, dated as of January 12, 2026, by and between CompoSecure, Inc. and PE Titan CS Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

10.2
Registration Rights Agreement, dated as of January 12, 2026, by and between CompoSecure, Inc. and PE Titan CS Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share data)

10.3*†
Management Agreement, dated as of January 12, 2026, by and between Forge New Holdings, LLC and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.53 of the registrant's Annual Report on Form 10-K (File No. 001-39687) for the year ended December 31, 2025, filed with the SEC on March 5, 2025.

10.4
First Amendment to the Amended and Restated Waiver Agreement, dated as of January 12, 2026, by and among CompoSecure, Inc., Resolute Compo Holdings LLC and Tungsten 2024 LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 13, 2026).

10.5
Credit Agreement, dated as of January 14, 2026, by and among CompoSecure, Inc., CompoSecure Holdings, L.L.C., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 14, 2026).

10.6*	Transition and Consulting Agreement, dated January 16, 2026, by and between the registrant and Jonathan Wilk.

16.1
Letter from Grant Thornton LLP to the U.S. Securities and Exchange Commission, dated January 12, 2026 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on January 12, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share data)

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††
The Company has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share data)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date
/s/ Thomas Knott
Thomas Knott	Principal Executive Officer and Director	5/7/2026

/s/ Kurt Schoen
Kurt Schoen	Principal Financial and Accounting Officer	5/7/2026

/s/ David Cote
David Cote	Executive Chairman of the Board of Directors	5/7/2026

/s/ Rebecca Corbin
Rebecca Corbin	Director	5/7/2026

/s/ John Cote
John Cote	Director	5/7/2026

/s/ Joseph DeAngelo
Joseph DeAngelo	Director	5/7/2026

/s/ Paul Galant
Paul Galant	Director	5/7/2026

/s/ Brian F. Hughes
Brian F. Hughes	Director	5/7/2026

/s/ Mark James
Mark James	Director	5/7/2026

/s/ Dr. Krishna Mikkilineni
Krishna Mikkilineni	Director	5/7/2026

/s/ Kevin Moriarty
Kevin Moriarty	Director	5/7/2026

/s/ Louis Samson
Louis Samson	Director	5/7/2026

/s/ Jane J. Thompson
Jane J. Thompson	Director	5/7/2026

/s/ Delara Zarrabi
Delara Zarrabi	Director	5/7/2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.