Form 10-Q
period 2026-06-30
GPGI, Inc.
filed 2026-08-06
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-39687

GPGI, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-2749902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2026, there were approximately 289,890,082 shares of the registrant's Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, GPGI, Inc. (together with its subsidiaries, the "Company," "us" or "our") cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning or implying the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect one or more of the Company's businesses and the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:
•Risks of rapidly evolving domestic and global economic conditions, which are beyond our control;
•Our businesses may not be able to sustain revenue growth rates in the future;
•Our businesses may fail to retain existing customers or identify and attract new customers;
•Our businesses' dependence on certain distribution partners and the risk of their loss;
•Risks to market share and profitability due to competition;
•As consumers and businesses spend less, our businesses, operation outcomes and financial state may be adversely affected;
•Production quality and manufacturing process disruptions could adversely affect our businesses;
•Disruptions in our businesses' supply chains or the performance of suppliers and/or development partners could occur;
•Our future growth may depend upon our businesses' ability to develop and commercialize new products, which may be unable to introduce new products and services in a timely manner;
•Our failure to operate our applicable businesses in compliance with the security standards of the payment card industry or other industry standards applicable to our customers, such as payment networks certification standards, could adversely affect our businesses;
•Data and security breaches could compromise our systems and confidential information, cause reputational and financial damage and increase risks of litigation;
•System outages, data loss, disruptions at production facilities or other interruptions could affect the operations of our businesses;
•Product liability and warranty claims and their associated costs may adversely affect our businesses;
•Certain of our businesses rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our businesses;
•The adoption of new tax legislation;
•The risk that the anticipated benefits of our combination with Husky Technologies Limited (the “Husky Transaction”) or any future M&A transactions may not be fully realized or may take longer to realize than expected;
•The effect of the Husky Transaction or any future M&A transactions on business relationships with employees, customers or suppliers, operating results and businesses generally;
•The risk that we fail to successfully manage and integrate acquisitions, combinations or other strategic transactions, which could negatively impact our financial performance and growth prospects;
•Risks related to the significant international operations of our businesses, including but not limited to, that international sales subject our businesses to additional risks that can adversely affect our businesses, operating results and financial condition, including global economic conditions, geopolitical conflict and instability;

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
•Risks relating to the management of our businesses by Resolute Holdings Management, Inc. ("Resolute Holdings"), including our reliance on Resolute Holdings for management services under the CompoSecure Management Agreement and/or the Husky Management Agreement (each as defined herein), each of which gives Resolute Holdings substantial influence over our businesses, operations, and strategy;
•Risks related to the implementation of the Resolute Operating System, including that expected benefits will not materialize on the timelines anticipated or at all;
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

Part I - Financial Statements

Item 1. Financial Statements

GPGI, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value and share data)

	June 30, 2026	December 31, 2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7.7	$114.6
Prepaid expenses and other current assets	3.8	5.5
Income taxes receivable	15.5	—
Total current assets	27.0	120.1

Deferred income tax assets	263.3	271.7
Equity method investment	3,172.1	125.5
Total assets	$3,462.4	$517.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2.2	$0.9
Accrued expenses	3.0	1.8
Current portion of tax receivable agreement liability	18.5	16.2
Total current liabilities	23.7	18.9

Tax receivable agreement liability	266.4	255.2
Total liabilities	290.1	274.1

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000,000,000 shares were authorized as of June 30, 2026 and December 31, 2025, and 289,889,865 and 126,985,076 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock	(12.2)	(12.2)
Additional paid-in-capital	3,821.8	706.7
Accumulated other comprehensive loss	—	(0.2)
Accumulated deficit	(637.3)	(451.1)
Total stockholders' equity	3,172.3	243.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,462.4	$517.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$—	$—	$—	$59.8
Cost of sales	—	—	—	31.1
Gross profit	—	—	—	28.7
Operating expenses
Selling, general and administrative expenses	9.4	2.6	65.0	25.3
Income (loss) from operations	(9.4)	(2.6)	(65.0)	3.4

Other income (expense)
Revaluation of warrant liability	—	(53.5)	—	(35.6)
Revaluation of earnout consideration liability	—	(10.7)	—	0.5
Loss on remeasurement of tax receivable agreement liability	(6.2)	—	(28.1)	—
Interest expense	—	—	—	(1.6)
Interest income	—	—	0.2	0.2
Total other income (expense), net	(6.2)	(64.2)	(27.9)	(36.5)
Income (loss) before income taxes	(15.6)	(66.8)	(92.9)	(33.1)
Income tax (expense) benefit	(1.2)	1.8	(4.8)	(25.2)
Income (loss) before earnings in equity method investment	(16.8)	(65.0)	(97.7)	(58.3)
Earnings (losses) in equity method investment	67.1	38.9	(87.0)	53.7
Net income (loss)	$50.3	$(26.1)	$(184.7)	$(4.6)

Net income (loss) per share - basic	$0.17	$(0.26)	$(0.66)	$(0.05)
Net income (loss) per share - diluted	$0.17	$(0.26)	$(0.66)	$(0.05)

Weighted average shares used to compute net income (loss) per share Class A common stockholders - basic	289,863,943	102,321,754	279,983,642	102,181,462
Weighted average shares used to compute net income (loss) per share Class A common stockholders - diluted	292,350,830	102,321,754	279,983,642	102,181,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$50.3	$(26.1)	$(184.7)	$(4.6)
Other comprehensive loss
Unrealized loss on derivative - interest rate swap	—	—	—	(0.5)
Total other comprehensive loss	—	—	—	(0.5)
Comprehensive income (loss)	$50.3	$(26.1)	$(184.7)	$(5.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
($ in millions, except share data)

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	126,985,076	$—	$(12.2)	$706.7	$(0.2)	$(451.1)	$243.2
Stock-based compensation	—	—	—	2.0	—	—	2.0
Stock-based compensation granted to GPGI Holdings, L.L.C. ("GPGI Holdings")	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	—	—	(235.0)	(235.0)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes	1,841,952	—	—	—	—	—	—
Class A common stock issued in relation to Husky Transaction	161,034,417	—	—	3,105.0	—	—	3,105.0
Stock-based compensation granted to Resolute Holdings Management, Inc. ("Resolute Holdings") employees	—	—	—	0.2	—	—	0.2
Deemed dividend for stock-based compensation to Resolute Holdings employees	—	—	—	(0.2)	—	—	(0.2)
Dividends declared	—	—	—	—	—	(0.7)	(0.7)
Balance as of March 31, 2026	289,861,445	—	(12.2)	3,815.5	(0.2)	(686.8)	3,116.3
Stock-based compensation	—	—	—	3.3	—	—	3.3
Stock-based compensation granted to GPGI Holdings	—		—	3.0	—	—	3.0
Net income (loss)	—	—	—	—	—	50.3	50.3
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes	28,420	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(0.8)	(0.8)
Other	—	—	—	—	0.2	—	0.2
Balance as of June 30, 2026	289,889,865	$—	$(12.2)	$3,821.8	$—	$(637.3)	$3,172.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
($ in millions, except share data)

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2024	100,462,844	$—	$—	$361.4	$2.5	$(507.4)	$(143.5)
Exercise of warrants	425,100	—	—	7.2	—	—	7.2
Stock-based compensation	—	—	—	3.9	—	—	3.9
Proceeds from employee stock purchase plan and exercise of options	—	—	—	0.1	—	—	0.1
Net income (loss)	—	—	—	—	—	21.5	21.5
Class A common stock issued pursuant to equity-based plans	2,422,877	—	—	—	—	—	—
Payments of taxes related to net settlement of equity awards	(992,969)	—	—	(15.3)	—	—	(15.3)
Stock-based compensation granted to GPGI Holdings	—	—	—	1.8	—	—	1.8
Unrealized loss on derivative - interest rate swap	—	—	—	—	(0.5)	—	(0.5)
Spin-Off of Resolute Holdings	—	—	—	(14.2)	—	3.4	(10.8)
Deconsolidation of GPGI Holdings (f/k/a CompoSecure Holdings, L.L.C.)	—	—	—	(138.4)	(2.2)	188.9	48.3
Balance as of March 31, 2025	102,317,852	—	—	206.5	(0.2)	(293.6)	(87.3)
Exercise of warrants	1,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	0.1	—	—	0.1
Net income (loss)	—	—	—	—	—	(26.1)	(26.1)
Class A common stock issued pursuant to equity-based plans	38,880	—	—	—	—	—	—
Stock-based compensation granted to GPGI Holdings	—	—	—	5.0	—	—	5.0
Spin-Off of Resolute Holdings	—	—	—	1.9	—	—	1.9
Balance as of June 30, 2025	102,357,732	$—	$—	$213.5	$(0.2)	$(319.7)	$(106.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(184.7)	$(4.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	1.6
Stock-based compensation expense	5.3	4.0
(Earnings) losses in equity method investment	87.0	(53.7)
Distributions from GPGI Holdings	20.1	15.9
Loss on remeasurement of tax receivable agreement liability	28.1	—
Revaluation of earnout consideration liability	—	(0.5)
Revaluation of warrant liability	—	35.6
Non-cash operating lease expense	—	0.4
Deferred tax expense (benefit)	8.6	(1.8)
Changes in assets and liabilities
Accounts receivable	—	2.1
Inventories	—	(5.2)
Income taxes receivable	(12.6)	—
Prepaid expenses and other assets	1.7	0.3
Accounts payable	1.3	1.1
Accrued expenses	1.2	12.0
Lease liabilities	—	(0.4)
Other liabilities	—	(3.8)
Net cash provided by (used in) operating activities	(44.0)	3.0

Cash flows from investing activities
Investments in GPGI Holdings	(2,120.4)	—
Distributions from GPGI Holdings	111.6	—
GPGI Holdings cash deconsolidated as a result of the CompoSecure Management Agreement	—	(50.3)
Resolute Holdings cash deconsolidated as a result of the Spin-Off	—	(10.0)
Capitalized software expenditures	—	(0.4)
Net cash provided by (used in) investing activities	(2,008.8)	(60.7)

Cash flows from financing activities
Proceeds from issuance of Class A common stock in relation to Husky Transaction	1,962.0	—
Proceeds from employee stock purchase plan and exercise of options	—	0.1
Payments for taxes related to net share settlement of equity awards	—	(15.3)
Payment of tax receivable agreement liability	(14.6)	(4.7)
Dividends to Class A shareholders	(1.5)	—
Proceeds from the exercise of warrants	—	4.9
Net cash provided by (used in) financing activities	1,945.9	(15.0)

Net increase (decrease) in cash and cash equivalent	(106.9)	(72.7)
Cash and cash equivalent, beginning of period	114.6	77.5
Cash and cash equivalent, end of period	$7.7	$4.8

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

Cash paid for income taxes	$7.0	$11.5
Supplemental disclosure of non-cash operating and financing activities
Distribution from GPGI Holdings for non-cash interest carryforward (per section 163j)	$2.9	$—
Operating lease right of use assets exchanged for lease liabilities	$—	$4.2
Derivative asset - interest rate swap	$—	$(0.5)
Non-cash portion of warrant exercise	$—	$(2.3)
Investment in GPGI Holdings for stock-based compensation	$4.8	$6.8
GPGI Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of CompoSecure Management Agreement	$—	$(98.5)
Resolute Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of Spin-Off	$—	$(1.5)
GPGI, Inc. Class A common stock issued to GPGI Holdings in relation to Husky Transaction	$1,143.0	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI” and, together with its subsidiaries as the context requires, the "Company", “we”, “us” or “our”), is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The operations, capital allocation, and strategy of our operating businesses are managed by Resolute Holdings Management, Inc. (NYSE: RHLD) (“Resolute Holdings”), an entity that was initially formed as a wholly owned subsidiary of the Company and was subsequently spun off to the Company's shareholders on a pro rata basis.
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
CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is a global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.
Husky, founded in 1953, and headquartered in Bolton, Ontario, Canada, is a leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.
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
The evolution of the Company from a single operating business into the diversified permanent capital platform it is now began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC (collectively, "Tungsten") entered into stock purchase agreements with all of the holders of the Company's previously outstanding shares of Class B common stock, pursuant to which the selling Class B stockholders exchanged their 51,908,422 Class B units of CompoSecure Holdings, L.L.C. (now GPGI Holdings, L.L.C., "GPGI Holdings") and corresponding shares of Class B common stock of the Company for shares of Class A common stock, par value $0.0001 per share, of the Company (the "Class A Common Stock") (collectively, the "Tungsten Transactions") eliminating the Company's then-existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49,290,409 shares of Class A Common Stock of the Company for an aggregate purchase price of approximately $372.0, or

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
$7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions.
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
Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last twelve months' Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky’s Adjusted EBITDA and its share of Parent Allocated Expense (each as defined in the Husky Management Agreement). GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
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
On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for an enterprise value of approximately $4,976 financed with debt, cash and shares of GPGI’s Class A Common Stock (“Husky Transaction”). The Husky Transaction was completed on January 12, 2026 (the "Husky Transaction Date").
In conjunction with the closing of the Husky Transaction, Resolute Holdings entered into a management agreement with Husky (the "Husky Management Agreement") on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky in exchange for payment of a quarterly management fee ("Husky Management Fee"), payable in arrears, in a cash amount equal to 2.5% of Husky's last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky's earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of GPGI Holdings'

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
Adjusted EBITDA and share of Parent Allocated Expense (each as defined in the CompoSecure Management Agreement).

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
The Company’s results of operations and financial statements for the six months ended June 30, 2026 reflect the results of Husky only for the period subsequent to the Husky Transaction Date, representing the portion of the year during which the Company owned the Husky business.
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
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
presented. The results disclosed in the condensed consolidated financial statements as of and for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Under the equity method of accounting, the financial information of GPGI Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of GPGI Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings (losses) in equity method investment. The carrying value of the Company's investment in GPGI Holdings is reported in the Company’s consolidated balance sheets as an equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of GPGI Holdings and is also decreased by the Company’s share of dividends declared by GPGI Holdings from time to time, if any. No gain or loss was recognized upon deconsolidation of GPGI Holdings as an equity method investment because Resolute Holdings and the Company were both under common control at the date of the Spin-Off and execution of the CompoSecure Management Agreement.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
Distributions received from equity method investees are classified in the consolidated statements of cash flows using the cumulative earnings approach. Under this method, distributions received are classified as operating cash inflows to the extent they represent a return on investment based on cumulative equity earnings recognized, adjusted for the amortization of basis differences. Distributions in excess of cumulative adjusted equity earnings are considered a return of investment and are classified as investing cash inflows.
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
Treasury Stock
The Company’s stock repurchase program authorizes the Company to repurchase shares in open market and/or private transactions from time to time based on numerous factors, including, but not limited to, share price and other market conditions, the Company’s ongoing capital allocation planning, cash and debt levels, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the consolidated statements of cash flows. The ultimate use of the repurchased shares has not been determined, therefore, the repurchased shares are presented in the Company's consolidated financial statements as a reduction to shareholders' equity (deficit).
See Note 4 - Equity Structure for further information on the repurchase of shares.
Net Income (Loss) Per Share
The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period consists of Class A Common Stock.
Diluted net loss per share is computed by dividing the net loss allocated to potentially dilutive instruments attributable to controlling interest by the basic weighted-average number of shares of common stock outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents resulting from the assumed exercise of the warrants, payment of the earnout consideration shares, exercise and vesting of equity awards only if the effect is not anti-dilutive.
Fair Value Measurements
The Company determines fair value in accordance with ASC 820, Fair Value Measurement, which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the inputs, which generally range from quoted prices for identical instruments in a principal trading market to estimates determined using significant unobservable inputs. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:
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
($ in millions, except share and per share data)
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other mean
•Level 3: Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable and debt. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of June 30, 2026 and December 31, 2025, the carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
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
3. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in its equity method investment in GPGI Holdings was 100% and had a carrying value of $3,172.1 as of June 30, 2026. Prior to the execution of the CompoSecure Management Agreement and the Company's deconsolidation of GPGI Holdings on February 28, 2025, GPGI Holdings had net liabilities of $50.1. This net liability position primarily resulted from the waiver of advances previously made by GPGI Holdings to the Company, which were treated as distributions to the Company, its sole member, prior to the date of deconsolidation. As a result, the Company's equity method investment in GPGI Holdings had an initial carrying value of $0.0 upon deconsolidation. See Note 10 for additional information regarding distributions from GPGI Holdings to the Company.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
The results of operations of GPGI Holdings on a combined basis for the three and six months ended June 30, 2026 and the period from the Spin-Off through June 30, 2025 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,	February 28 - June 30,
	2026	2025	2026	2025
Net sales	$473.2	$119.6	$881.0	$163.7
Cost of sales	308.2	50.8	560.4	69.1
Gross profit	165.0	68.8	320.6	94.6
Operating expenses:
Selling, general and administrative expenses	139.0	27.8	309.0	37.9
Income from operations	26.0	41.0	11.6	56.7

Other income (expense):
Interest expense	(33.1)	(3.5)	(63.0)	(5.3)
Interest income	0.1	1.4	0.3	2.3
Gain (loss) on debt extinguishment	96.2	—	(10.6)	—
Total other income (expense), net	63.2	(2.1)	(73.3)	(3.0)
Income (loss) before income taxes	89.2	38.9	(61.7)	53.7
Income tax expense	(22.1)	—	(25.3)	—
Net income (loss)	$67.1	$38.9	$(87.0)	$53.7
The Company's maximum exposure to loss as a result of its equity method investment in GPGI Holdings is limited to its equity method investment in GPGI Holdings.
The following table is a reconciliation of the Company’s equity method investment in GPGI Holdings:

Balance as of December 31, 2025	$125.5
Stock-based compensation granted to GPGI Holdings' employees	4.8
Earnings (losses) in equity method investment of GPGI Holdings	(87.0)
Investment in GPGI Holdings in relation to Husky Transaction-Cash	1,962.0
Investment in GPGI Holdings in relation to Husky Transaction-Equity	1,143.0
Investments in GPGI Holdings	158.4
Distributions to GPGI, Inc.	(134.6)
Balance as of June 30, 2026	$3,172.1
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
On June 5, 2026, the Company completed its reincorporation from Delaware to Nevada. As part of the reincorporation, each outstanding share of Class A Common Stock, par value $0.0001 per share, of the Delaware corporation automatically converted into one outstanding share of Class A common stock, par value $0.0001 per share, of the Nevada corporation, and each outstanding grant or equity award covering the right to purchase shares and other rights to acquire shares of Class A common stock of the Delaware corporation as provided for in the applicable equity plan of the Company continued in existence and automatically became an award representing the right to acquire an equal number of shares of Class A common stock of the Nevada corporation under the same terms and conditions. The shares of the Company's Class A Common Stock continue to be traded on the New York Stock Exchange under the symbol “GPGI”. The reincorporation did not otherwise change the Company's authorized capital structure.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
Issuance of Common Stock
During the three and six months ended June 30, 2026, the Company issued 28,420 and 1,870,372, respectively, of new shares of Class A Common Stock primarily related to the vesting of certain restricted stock units ("RSUs"), performance stock units ("PSUs") and exercises of stock options. The Class A Common Stock issued pursuant to the vesting of RSUs, PSUs and options were issued net of shares withheld for applicable taxes. In connection with the closing of the Husky Transaction on the Husky Transaction Date, the Company issued 54,978,334 shares of Class A Common Stock to GPGI Holdings which in turn issued the equivalent shares to Platinum Equity as partial consideration for the transaction. Concurrently, the Company completed a private investment in public equity (“PIPE”) financing and issued 106,056,083 shares of Class A Common Stock to PIPE investors pursuant to stock purchase agreements (the "PIPE Purchase Agreements").
Warrants
Pursuant to the terms of the warrant agreement, dated as of November 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement") governing the Company's previously-outstanding redeemable warrants (the "Warrants"), on November 3, 2025, the Company issued a Notice of Redemption calling for the redemption of all outstanding public Warrants, establishing a redemption date of December 3, 2025 (the "Redemption Date"). In connection with the redemption, the Company required holders who wished to exercise their Warrants to do so on a cashless basis. Any Warrants not exercised by 5:00 p.m. New York City time on the Redemption Date, were canceled, and holders of such unexercised Warrants were entitled only to receive the $0.01 per Warrant redemption price upon surrender of their Warrants.
Following the Redemption Date, all rights associated with the Warrants, including the right to acquire shares of Class A Common Stock underlying such Warrants, ceased. As a result, there were zero Warrants outstanding both as of June 30, 2026 and December 31, 2025.
Dividend and Distribution
During the three and six months ended June 30, 2026, cash dividends of $0.8 and $1.5, respectively, were declared by the Company's board of directors (the "Board") and paid by the Company.
Treasury Stock
The Company maintains a share repurchase program authorizing repurchases of up to $100.0 of the Company's Class A Common Stock. As of June 30, 2026, approximately $87.8 remained available for repurchase under the program. During the six months ended June 30, 2026, the Company did not repurchase any shares of its Class A Common Stock. During the year ended December 31, 2025, the Company repurchased 647,782 shares of Class A Common Stock through open market transactions which are classified as treasury stock on the condensed consolidated balance sheets.
5. STOCK-BASED COMPENSATION
The Company established the 2021 Incentive Equity Plan (as amended, the “Equity Plan”), which became effective as of December 27, 2021. The purpose of the Equity Plan is to provide eligible employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Company’s Board of Directors, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. At the 2025 annual meeting of stockholders, the Equity Plan was amended to extend its term through May 27, 2035. Commencing with the first business day of each calendar year beginning in 2026, the aggregate number of shares of Class A Common Stock available to be issued or transferred under the Equity Plan shall be increased by an amount equal to 6% of the aggregate number of shares of Class A Common Stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares as may be determined by the Board.

The following table summarizes stock-based compensation expense for the Company included in selling, general and administrative expenses within the consolidated statements of operations:

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock unit expense	$0.8	$0.1	$1.4	$3.1
Performance stock unit expense	—	—	—	0.5
Stock option expense	2.5	—	3.9	0.4
Total stock-based compensation expense	$3.3	$0.1	$5.3	$4.0
Employees of GPGI Holdings are granted equity awards under the Company's Equity Plan. Compensation expense related to these awards is recognized at GPGI Holdings and is reflected in earnings (losses) in equity method investment. The increase in the Company's additional paid-in capital arising from equity awards expensed at GPGI Holdings was $2.8 and $5.0 during the three months ended June 30, 2026 and 2025, respectively, and $4.8 and $6.8 during the six months ended June 30, 2026 and 2025, respectively.
Certain employees of Resolute Holdings (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which the Contractors provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI, and pursuant to which the Contractors are eligible to receive GPGI equity awards. Prior to the Husky Transaction Date, Resolute Holdings and GPGI were deemed to be under common control, and Resolute Holdings recognized stock-based compensation expense for equity awards granted to those Contractors. Subsequent to the completion of the Husky Transaction, Resolute Holdings and GPGI were no longer under common control and GPGI recognized the stock-based compensation expense for the Contractors. Stock-based compensation expense recognized by the Company for awards granted to the Contractors was $3.0 and $4.7 for the three and six months ended June 30, 2026, respectively.

A summary of RSUs, PSUs and stock option activity under the Equity Plan is presented below.
Restricted Stock Unit Activity
The Company grants RSUs to eligible employees and non-employees that generally vest in three tranches on the third, fifth, and seventh anniversaries of the grant date, subject to continued service. RSUs are forfeited upon termination of service prior to vesting. The fair value of each RSU is based on the market value of the Company’s Class A Common Stock on the grant date. The following table sets forth RSU activity under the Equity Plan for the six months ended June 30, 2026:

Number of Shares
Nonvested at January 1, 2026	5,931,940
Granted	1,803,841
Vested	(2,528,410)
Forfeited	(938,898)
Nonvested at June 30, 2026	4,268,473
At June 30, 2026, the total unrecognized compensation cost related to outstanding RSUs under the Equity Plan was $19.5 of which the Company expects to recognize over a weighted-average period of 5.9 years.
CompoSecure Performance Based Stock Units Activity
PSUs granted to certain key CompoSecure employees under the Equity Plan ("CompoSecure PSUs") vest upon the achievement of specified performance conditions and continued service through the applicable vesting date. Compensation expense is recognized when achievement of the performance conditions is deemed probable. No CompoSecure PSUs were granted during the six months ended June 30, 2026.
There is no unrecognized compensation cost related to outstanding CompoSecure PSUs as of June 30, 2026.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
Stock Options
During the six months ended June 30, 2026, the Company granted stock options of which the fair value was estimated on the respective grant date using the Black‑Scholes option‑pricing model.
The weighted average assumptions utilized to calculate the value of the options granted for the six months ended June 30, 2026 were as below:

Six Months Ended June 30, 2026
Expected term	6.25 years
Volatility	30.49%
Risk-free rate	3.74%
Expected dividend yield	0.04%
Weighted average grant date fair value	$8.22
During the six months ended June 30, 2026, the Company updated certain valuation assumptions, including expected volatility, to reflect a revised peer group used for benchmarking purposes. Management believes these assumptions more accurately reflect the Company’s business profile and capital structure at the respective grant date.
The following table sets forth the options activity under the Equity Plan for the six months ended June 30, 2026.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2026	2,799,169	$11.65
Granted	4,157,878	$21.72
Exercised	(215,000)	$3.69
Cancelled	—	$—
Outstanding at June 30, 2026	6,742,047	$18.08
Unrecognized compensation expense for options was $33.0 as of June 30, 2026 and is expected to be recognized over a remaining term of 3.3 years.
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
($ in millions, except share and per share data)
Company’s Class A Common Stock on the first trading day following the Company’s earnings release for fiscal year 2029. The restricted stock units will vest on March 31, 2030, subject to the participant’s continued employment through such date. The awards will otherwise have the terms and conditions set forth in the applicable award agreement.
As of June 30, 2026, management determined that the 2026 performance condition was not probable of achievement. Accordingly, previously recognized stock-based compensation expense related to the 2026 award was reversed. In addition, no compensation cost has been recognized related to the 2027, 2028, and 2029 performance conditions, as insufficient information exists to assess the probability of achievement of the related performance conditions as of June 30, 2026.
6. INCOME TAXES
The Company recorded income tax provision of $(1.2) for the three months ended June 30, 2026 and income tax benefit of $1.8 for the three months ended June 30, 2025. The Company recorded income tax provision of $4.8 and $25.2 for the six months ended June 30, 2026 and June 30, 2025, respectively.
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
The Company's effective tax rate was (7.7)% and 2.7% for the three months ended June 30, 2026, and June 30, 2025, respectively. The Company's effective tax rate was (5.2)% and (76.1)% for the six months ended June 30, 2026, and June 30, 2025, respectively. The Company’s overall effective tax rate differs from the U.S. statutory rate primarily due to pass-through income which flows to the Company from its domestic subsidiaries, non-deductible expenses and the revaluation of the deferred tax balance as a result of the Husky Transaction.
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

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
The following table sets forth the computation of net income (loss) used to compute basic and diluted net income (loss) per share of Class A Common Stock for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted:
Net income (loss)	$50.3	$(26.1)	$(184.7)	$(4.6)
Plus: adjustment due to net effect of equity awards and warrant revaluation to net income (loss)	—	—	—	—
Net income (loss), after adjustment	$50.3	$(26.1)	$(184.7)	$(4.6)

Weighted average common shares outstanding used in computing net income (loss) per share - basic	289,863,943	102,321,754	279,983,642	102,181,462
Plus: effect of dilutive equity awards	2,486,887	—	—	—
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	292,350,830	102,321,754	279,983,642	102,181,462

Net income (loss) per share-basic	$0.17	$(0.26)	$(0.66)	$(0.05)
Net income (loss) per share-diluted	$0.17	$(0.26)	$(0.66)	$(0.05)
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
The following securities were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Potentially dilutive securities:
Warrants	—	21,989,079	—	21,989,079
Earnout consideration shares	—	4,386,097	—	4,386,097
Equity awards	7,885,903	3,283,566	5,605,279	1,936,232
8. COMMITMENTS AND CONTINGENCIES
The Company is party to a tax receivable agreement (the "TRA") with GPGI Holdings and holders of interests therein pursuant to which it is obligated to make payments of 90% of the tax benefits, if any, that are deemed to be realized in accordance with the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the Company expects the cash obligation required will be significant. Any payments made under the TRA will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.
The Company made payments of $14.6 and $4.7 related to the TRA during the three and six months ended June 30, 2026 and June 30, 2025, respectively.
As of June 30, 2026, the Company had the following obligations expected to be paid pursuant to the TRA:

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)

2026 (excluding the six months ended June 30, 2026)	$1.6
2027	16.9
2028	17.2
2029	17.5
2030	17.9
Later years	213.8
Total payments	$284.9
The TRA liability is remeasured periodically and may fluctuate based on changes in applicable tax rates and other relevant assumptions. Changes in these estimates may result in adjustments to the TRA liability in future periods.
The Company is an obligor to certain debt at GPGI Holdings, which are fully and unconditionally guaranteed and are senior secured obligations.
The Company is, from time to time, party to various investigations, disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. In assessing loss contingencies related to legal matters (including unasserted claims), the Company evaluates the perceived merits of any matters as well as the perceived merits of the amount of relief sought or expected to be sought therein. The Company is unable to estimate the reasonably possible loss, or range of loss, in excess of amounts accrued for such matters. Litigation costs are expensed as incurred.
On July 14, 2026, a putative securities class action, City of Warren Police and Fire Retirement System v. GPGI, Inc., et al., No. 1:26-cv-05951, was filed against the Company, certain of the Company's officers and directors, and Resolute Holdings, in the United States District Court for the Southern District of New York. The complaint alleges that certain public statements were materially false and/or misleading with respect to the valuation of Husky and the anticipated benefits, projected financial results, and strategic rationale of the Company's acquisition of Husky, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder. These claims are asserted on behalf of a putative class of all persons and entities that purchased shares of Class A Common Stock between November 3, 2025 and May 6, 2026, inclusive. While the Company believes it has meritorious defenses against the plaintiff's claims, the Company is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.
The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any such loss contingencies will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
9. SEGMENT REPORTING
During the three and six months ended June 30, 2026, the Chief Operating Decision Maker (“CODM”) was the Principal Executive Officer of the Company. The CODM evaluates performance based on Adjusted EBITDA of our reportable segments, CompoSecure and Husky.
We define Adjusted EBITDA as net income (loss) adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; stock-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and certain special items such as non-recurring acquisition and integration related costs; mark to market adjustments; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA to measure operational performance by comparing actual, budgeted and forecasted amounts on a regular basis, and to allocate resources as part of the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in each of our business' annual incentive plans.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
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
Following the Husky Transaction Date, the Company has two operating and reportable segments, CompoSecure and Husky (which comprise the underlying operations of the Company’s equity method investment in GPGI Holdings). This change in operating and reportable segments reflects a change in the information regularly reviewed by the CODM, who began evaluating CompoSecure and Husky as separate businesses with discrete financial information for purposes of assessing performance and allocating resources. Accordingly, the Company has recast prior period segment information, including for the three and six months ended June 30, 2025, to conform to the current period segment presentation, excluding the corporate administrative allocations to the GPGI Holdings corporate entity as noted below.
The Company’s corporate entity and GPGI Holdings entity are not considered operating segments because these entities do not generate revenues and activities occurring at these entities are limited to corporate administrative activities that are not directly allocable to the reportable segments. These activities are aggregated in the “Corporate Adjusted EBITDA” row in the tables below. Starting with the period for the three months ended June 30, 2026, certain corporate administrative activities previously reported in the CompoSecure and Husky reporting segments were allocated to the GPGI Holdings and corporate entity totaling $1.1. This presentation is on a prospective basis and prior periods have not been recast. The Company does not have any intra‑entity sales.
The information below represents a disaggregation of the operating results of the Company segments consistent with the information reviewed by the CODM.

	Three Months Ended June 30, 2026
	CompoSecure	Husky	Total
Net Sales	$133.6	$339.6	$473.2
Less(1)
Material	22.0	116.1	138.1
Personnel	31.7	101.6	133.3
Overhead	13.1	32.6	45.7
Professional fees	3.3	4.7	8.0
Management fees	4.7	8.9	13.6
Sales and marketing	0.7	4.5	5.2
Other segment expenses(2)	2.9	6.3	9.2
Adjusted EBITDA	$55.2	$64.9	120.1
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)			(6.2)
Depreciation and amortization			(64.3)
Stock-based compensation			(6.1)
Income tax expense			(23.3)
Interest expense, net			(33.0)
Foreign currency gains			1.9
Husky Transaction costs			(1.3)
Loss on disposal of assets			(0.3)
Severance cost			(3.6)
Loss on remeasurement of TRA liability			(6.2)
Fair value inventory step-up(4)			(23.6)
Gain on debt extinguishment(4)			96.2
Net income (loss)			$50.3

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of Adjusted EBITDA to net income (loss).
(2) Other segment expenses relate to miscellaneous expenses.
(3) Corporate Adjusted EBITDA consists of the activity of the corporate entities, which are not considered operating segments.
(4) There were measurement period adjustments reflected in the condensed consolidated statements of operations in the current period related to the Husky Transaction.

	Six Months Ended June 30, 2026
	CompoSecure	Husky	Total
Net Sales	$264.0	$617.0	$881.0
Less(1)
Material	49.0	215.4	264.4
Personnel	64.7	195.9	260.6
Overhead	25.3	55.7	81.0
Professional fees	6.3	7.8	14.1
Management fees	9.2	17.3	26.5
Sales and marketing	1.1	8.6	9.7
Other segment expenses(2)	5.6	10.2	15.8
Adjusted EBITDA	$102.8	$106.1	208.9
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)			(10.0)
Depreciation and amortization			(123.6)
Stock-based compensation			(10.1)
Income tax expense			(30.1)
Interest expense, net			(62.5)
Foreign currency gains			4.2
Husky Transaction costs			(94.2)
Loss on disposal of assets			(0.9)
Severance cost			(4.1)
Loss on remeasurement of TRA liability			(28.1)
Fair value inventory step-up(4)			(23.6)
Loss on debt extinguishment(4)			(10.6)
Net income (loss)			$(184.7)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of Adjusted EBITDA to net income (loss).
(2) Other segment expenses relate to miscellaneous expenses.
(3) Corporate Adjusted EBITDA consists of the activity of the corporate entities, which are not considered operating segments.
(4) There were measurement period adjustments reflected in the condensed consolidated statements of operations in the current period related to the Husky Transaction.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)

	Three Months Ended June 30, 2025
	CompoSecure	Total
Net Sales	$119.6	$119.6
Less(1)
Material	20.7	20.7
Personnel	29.2	29.2
Overhead	12.5	12.5
Professional fees	3.3	3.3
Management fees	3.4	3.4
Sales and marketing	0.3	0.3
Other segment expenses(2)	1.6	1.6
Adjusted EBITDA	$48.6	48.6
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)		(2.3)
Depreciation and amortization		(2.3)
Stock-based compensation		(5.1)
Income tax expense (benefit)		1.8
Interest expense, net		(2.1)
Mark to market adjustments, net		(64.1)
Spin-Off costs		(0.6)
Net income (loss)		$(26.1)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of Adjusted EBITDA to net income (loss).
(2) Other segment expenses relate to miscellaneous expenses.
(3) Corporate Adjusted EBITDA consists of the activity of the corporate entities, which are not considered operating segments.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)

	Six Months Ended June 30, 2025
	CompoSecure	Total
Net Sales	$223.5	$223.5
Less(1)
Material	39.5	39.5
Personnel	58.5	58.5
Overhead	25.3	25.3
Professional fees	8.4	8.4
Management fees	4.5	4.5
Sales and marketing	0.6	0.6
Other segment expenses(2)	2.2	2.2
Adjusted EBITDA	$84.5	84.5
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)		(3.4)
Depreciation and amortization		(4.6)
Stock-based compensation		(10.8)
Income tax expense		(25.2)
Interest expense, net		(4.5)
Mark to market adjustments, net		(35.0)
Spin-Off costs		(5.6)
Net income (loss)		$(4.6)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which nets out discrete items noted in the reconciliation of Adjusted EBITDA to net income (loss).
(2) Other segment expenses relate to miscellaneous expenses.
(3) Corporate Adjusted EBITDA consists of the activity of the corporate entities, which are not considered operating segments.

The following table reconciles each reportable segment's cash and assets to the Company's totals.

	June 30, 2026
	CompoSecure	Husky	Elimination	Total

Total cash	$33.5	$71.3	$(97.1)	$7.7
Total assets	$215.6	$5,859.6	$(2,612.8)	$3,462.4

	June 30, 2025
	CompoSecure	Elimination	Total

Total cash	$91.7	$(86.9)	$4.8
Total assets	$242.6	$30.0	$272.6

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
($ in millions, except share and per share data)
obligations with respect to the size of the board of directors, election of specified directors (including independent directors) and other matters.
Separation and Distribution Agreement
In connection with the completion of the Spin-Off, the Company and Resolute Holdings entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") which set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and certain adjustments of existing GPGI awards, and establishes certain rights and obligations between Resolute Holdings and the Company following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and the Company, and tax and other matters. After the Spin-Off and execution of the CompoSecure Management Agreement, the Company and Resolute Holdings were under common control by Tungsten up until the Husky Transaction Date.
Below is a summary of the significant agreements executed in connection with the Spin-Off.
CompoSecure Management Agreement
Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee, payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last twelve months' Adjusted EBITDA as defined in the CompoSecure Management Agreement. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement incurred on GPGI Holdings’ behalf. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The CompoSecure Management Fee for the three months ended June 30, 2026 and June 30, 2025 was $4.7 and $3.4, respectively. The CompoSecure Management Fee for the six months ended June 30, 2026 was $9.2 and for the period from the date of the Spin-Off to June 30, 2025 was $4.5. GPGI Holdings did not incur any reimbursable expenses to Resolute Holdings during the three months ended June 30, 2026 and June 30, 2025, respectively. Reimbursable expenses to Resolute Holdings were approximately $0.2 and $0.1 during the six-months ended June 30, 2026 and June 30, 2025, respectively.
Husky Management Agreement
Pursuant to the Husky Management Agreement, Husky pays Resolute Holdings a quarterly management fee, payable in arrears, in a cash amount equal to 2.5% of Husky’s last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement. Husky is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of Husky other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Husky under the Husky Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Husky.
The Husky Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Husky may each terminate the Husky Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Husky to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The Husky Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The Husky Management Fee for the three and six

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
months ended June 30, 2026 was $8.9 and $17.3, respectively. Husky did not incur any reimbursable expenses to Resolute Holdings during the three and six months ended June 30, 2026, respectively.
Tax Sharing Agreement
Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement (the “Tax Sharing Agreement”) with the Company that governs the respective rights, responsibilities, and obligations of the Company and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with the Company (the “Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of the Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and the Company, (iii) requires compensation to be paid by the Company to Resolute Holdings to the extent the Company uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to the Company and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to the Combined Returns, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to the Combined Returns. Since the completion of the Spin-Off and through the date these consolidated financial statements are issued, the Company and Resolute Holdings have not filed Combined Returns.
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
Contractor Agreements
On February 28, 2025, upon the completion of the Spin-Off and the transfer of his employment to Resolute Holdings, we entered into a Contractor Agreement with David M. Cote, under which Mr. Cote will be eligible to receive grants of restricted stock units or other equity incentive awards as determined by the Company and will remain eligible to vest in equity incentive awards previously granted by GPGI, in exchange for his provision of certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by the Company. We also entered into a similar Contractor Agreement with Thomas Knott and Kurt Schoen.
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
PIPE Purchase Agreements
Various related parties purchased approximately 813,523 shares of Class A Common Stock in the PIPE pursuant to those PIPE Purchase Agreements at the same price per share and otherwise pursuant to the PIPE Purchase Agreements with all other PIPE investors. The PIPE Purchase Agreements provide certain shelf

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except share and per share data)
registration rights and include indemnification and confidentiality provisions. The Company has agreed pursuant to the PIPE Purchase Agreements to bear the expenses incurred in connection with the filing of any registration statements filed pursuant thereto.
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

Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, GPGI Holdings. GPGI Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, short term investments, cash flows from operations and borrowings on its term loan, revolving credit facility, and senior secured notes. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as directors and officers insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement, stock exchange listing fees, and transaction related expenses. The Company anticipates that its operations will continue to be funded by GPGI Holdings. Funds transferred from GPGI Holdings to the Company are treated as distributions to the Company and a reduction of equity method investment.
11. SUBSEQUENT EVENTS
On August 6, 2026, the Company announced that its board of directors declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annualized distribution of approximately $2.9.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the "2025 Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, the 2025 Annual Report and the Company's other filings with the SEC.
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
Beginning February 28, 2025, the Company deconsolidated GPGI Holdings as a result of the spin‑off of Resolute Holdings Management, Inc. ("Resolute Holdings") (the "Spin-Off") and execution of the CompoSecure Management Agreement, as defined below. From that date, GPGI Holdings is accounted for under the equity method. Unless expressly stated, references to operating results, customers, products, debt and market risks pertain to GPGI Holdings; the Company’s results primarily reflect corporate‑level items (e.g., public company costs, transaction expenses, fair‑value changes, taxes, etc.) and earnings in equity method investment of GPGI Holdings.
Prior to the Husky Transaction, as defined below, the Company’s business consisted solely of the operations of CompoSecure, L.L.C. and its subsidiaries (collectively, "CompoSecure"). CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.
Husky Holdings LLC (together with its subsidiaries, "Husky"), a wholly owned subsidiary of GPGI Holdings, founded in 1953, and headquartered in Bolton, Ontario, Canada, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.
Husky is not consolidated by the Company and is accounted for as an equity method investment of GPGI Holdings. Accordingly, the Company’s consolidated financial statements reflect its indirect interest in Husky through its equity method investment in GPGI Holdings.
On February 28, 2025, the Company completed the Spin-Off of Resolute Holdings. In connection with the Spin-Off, GPGI Holdings entered into a management agreement (the "CompoSecure Management Agreement"), pursuant to which Resolute Holdings provides management and other related services to GPGI Holdings in exchange for payment of quarterly management fees, payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings' last twelve-months' Adjusted EBITDA as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense” as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Management Agreement Adjusted EBITDA (as defined below) and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings' or its affiliates' personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings determines, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.
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
On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI, through GPGI Holdings, would combine with Husky Technologies Limited for an enterprise value of approximately $4.976 financed with debt, cash, and shares of GPGI’s Class A Common Stock (“Husky Transaction”). On January 12, 2026, the Company completed the business combination ("Husky Transaction Date").
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
On January 14, 2026, following completion of the Husky Transaction, GPGI Holdings refinanced approximately $2,100 of total indebtedness that was assumed in the Husky Transaction. The refinancing included the issuance of $900 of 5.625% senior secured notes due 2033, and the establishment of a new $1,200 term loan facility maturing in 2033, and $400 of revolving credit commitments maturing in 2031. The proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the Company’s capital structure.
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
($ amounts in millions, except share and per share data)
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
Following the Spin‑Off on February 28, 2025, the Company no longer consolidates GPGI Holdings and instead accounts for its investment in GPGI Holdings under the equity method. The components of results of operations presented below primarily relate to the operations of GPGI Holdings prior to the Spin-Off when the Company consolidated GPGI Holdings' operating results. Subsequent to the Spin‑Off, GPGI, Inc.’s activities have been limited primarily to non‑revenue‑generating functions, including maintaining its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement ("TRA"), warrant liability remeasurement, earnout consideration, transaction expenses, and income recognized from its equity method investment.
Husky’s results of operations have been included in GPGI Holdings' results from the Husky Transaction Date through June 30, 2026 as an equity method investment in GPGI Holdings. Husky’s results are not included in the results of operations for the three and six months ended June 30, 2025, or prior to the completion of the Husky Transaction (January 1, 2026 through January 11, 2026, inclusive) which limits comparability between periods.
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
Cost of Sales
The Company’s cost of sales associated with CompoSecure and Husky, which are equity method accounted, include the direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, purchased components such as cabinets, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; warranty; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.
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
($ amounts in millions, except share and per share data)
Income (loss) from Operations and Operating Margin
Income (loss) from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.
Other Income (Expense), net
Other income (expense) primarily consists of changes in fair value of warrant liability, earnout consideration liability, loss on remeasurement of the tax receivable agreement liability, and interest expense, net of any interest income.
Earnings in Equity Method Investment
The Company's earnings in equity method investment consists of the attributable share, currently 100%, of net income (loss) of GPGI Holdings.
Net Income (Loss)
Net income (loss) consists of the Company’s income (loss) from operations, less other expenses and income tax expense or benefit, plus earnings (losses) in equity method investment.
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
Results of Operations
Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025
Reflecting the change to equity method accounting after the Spin-Off, the following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Operating expenses:
Selling, general and administrative expenses	9.4	2.6	6.8	261.5%
Income (loss) from operations	(9.4)	(2.6)	(6.8)	261.5%
Other income (expense), net	(6.2)	(64.2)	58.0	(90.3)%
Income (loss) before income taxes	(15.6)	(66.8)	51.2	(76.6)%
Income tax expense	(1.2)	1.8	(3.0)	(166.7)%
Income (loss) before earnings in equity method investment	(16.8)	(65.0)	48.2	(74.2)%
Earnings (losses) in equity method investment	67.1	38.9	28.2	72.5%
Net income (loss)	$50.3	$(26.1)	$76.4	(292.7)%

	Three Months Ended June 30,
	2026	2025
Gross margin	0.0%	0.0%
Operating margin	0.0%	0.0%
Net Sales

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
The Company’s net sales for the three months ended June 30, 2026 and 2025 were $— due to the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $473.2 of net sales for the three months ended June 30, 2026, which increased by $353.6, or 295.7% from $119.6 of net sales for the three months ended June 30, 2025. The increase was driven by the incremental revenues generated from the Husky business.
Gross Profit and Gross Margin
The Company’s gross profit and gross margin for the three months ended June 30, 2026 and 2025 were $— and —% due to the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $165.0 of gross profit for the three months ended June 30, 2026, compared to $68.8 of gross profit for the three months ended June 30, 2025. The increase was driven by the incremental gross profit generated from the Husky business.
Operating Expenses
The Company’s operating expenses for the three months ended June 30, 2026 increased $6.8, or 261.5%, to $9.4 compared to $2.6 for the three months ended June 30, 2025. The increase was driven primarily by higher stock-based compensation expense from independent contractors now being recognized by the Company after the loss of common control with Resolute Holdings subsequent to the Husky Transaction Date. GPGI Holdings incurred $139.0 of operating expenses for the three months ended June 30, 2026, compared to $27.8 of operating expenses for the three months ended June 30, 2025. The increase was driven by the incremental operating expenses associated with the Husky business.
Income (Loss) from Operations and Operating Margin
During the three months ended June 30, 2026, the Company had loss from operations of $9.4 compared to $2.6 for the three months ended June 30, 2025. The Company’s operating margin was 0.0% for the three months ended June 30, 2026 and June 30, 2025 due to the deconsolidation of GPGI Holdings on February 28, 2025. The decrease in income from operations was associated with an increase in selling, general and administrative expenses primarily due to professional fees and stock-based compensation expense. GPGI Holdings had an income from operations of $26.0 for the three months ended June 30, 2026 compared to an income from operations of $41.0 for the three months ended June 30, 2025. The decrease in income from operations was primarily driven by a $22.7 loss from operations associated with the Husky business.
Other Income (Expense), net
Other expenses for the three months ended June 30, 2026 was $6.2 as compared to other expenses of $64.2 for the three months ended June 30, 2025. The decrease in other expenses of $58.0 was due to the prior year revaluation of the warrant liability of $53.5 and liability associated with earnout consideration of $10.7 that were not repeated. GPGI Holdings had other income of $63.2 for the three months ended June 30, 2026 compared to other expenses of $2.1 for the three months ended June 30, 2025. The increase in other income was predominantly driven by a $96.2 gain on debt extinguishment recognized pursuant to a fair value measurement period adjustment on the debt assumed as part of the Husky Transaction.
Earnings (Losses) in Equity Method Investment
Beginning February 28, 2025, the Company recognizes its share of GPGI Holdings’ net income within "Earnings (losses) in equity method investment" which totaled earnings of $67.1 for the three months ended June 30, 2026 as compared to $38.9 for the three months ended June 30, 2025. The increase in earnings was primarily due to incremental earnings associated with a $96.2 gain on debt extinguishment. Refer to Note 3 in the unaudited condensed consolidated financial statements for the results of our equity method investment.
Income Tax (Expense) Benefit
The Company's income tax expense for the three months ended June 30, 2026 was $(1.2) compared to an income tax benefit of $1.8 for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 compared with Six Months Ended June 30, 2025
Reflecting the change to equity method accounting after the Spin-Off, the following table presents the Company’s results of operations for the periods indicated:

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$—	$59.8	$(59.8)	(100.0)%
Cost of sales	—	31.1	(31.1)	(100.0)%
Gross profit	—	28.7	(28.7)	(100.0)%
Operating expenses:
Selling, general and administrative expenses	65.0	25.3	39.7	156.9%
Income (loss) from operations	(65.0)	3.4	(68.4)	(2011.8)%
Other income (expense), net	(27.9)	(36.5)	8.6	(23.6)%
Income (loss) before income taxes	(92.9)	(33.1)	(59.8)	180.7%
Income tax expense	(4.8)	(25.2)	20.4	(81.0)%
Income (loss) before earnings in equity method investment	(97.7)	(58.3)	(39.4)	67.6%
Earnings (losses) in equity method investment	(87.0)	53.7	(140.7)	(262.0)%
Net income (loss)	$(184.7)	$(4.6)	$(180.1)	3915.2%

	Six Months Ended June 30,
	2026	2025
Gross margin	0.0%	48.0%
Operating margin	0.0%	5.7%
Net Sales
The Company’s net sales for the six months ended June 30, 2026 decreased by $59.8, or 100.0%, to $0.0. The decrease was driven by the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $881.0 of net sales for the six months ended June 30, 2026, which increased by $657.5, or 294.2% from $223.5 of net sales for the six months ended June 30, 2025. The increase was driven by the incremental revenues generated by Husky from the Husky Transaction Date.
Gross Profit and Gross Margin
The Company’s gross profit for the six months ended June 30, 2026 decreased $28.7, or 100.0%, to $0.0, while the gross profit margin decreased from 48.0% to 0.0%. The decrease in gross profit was due to the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings generated $320.6 of gross profit for the six months ended June 30, 2026, compared to $123.3 of gross profit for the six months ended June 30, 2025. The increase was driven by the incremental gross profit generated by Husky from the Husky Transaction Date.
Operating Expenses
The Company’s operating expenses for the six months ended June 30, 2026 increased $39.7 or 156.9%, to $65.0 compared to $25.3 for the six months ended June 30, 2025. The increase was driven primarily by higher stock-based compensation expense from independent contractors now being recognized by the Company after loss of common control with Resolute Holdings subsequent to the Husky Transaction Date and Husky Transaction costs of $49.8. GPGI Holdings incurred $309.0 of operating expenses for the six months ended June 30, 2026 compared to $55.7 of operating expenses for the six months ended June 30, 2025. The increase was driven by the incremental operating expenses associated with the Husky business of $247.3 from the Husky Transaction Date.
Income (Loss) from Operations and Operating Margin
During the six months ended June 30, 2026, the Company had a loss from operations of $65.0 compared to income from operations of $3.4 for the six months ended June 30, 2025. The Company’s operating margin for the six months ended June 30, 2026 decreased to 0.0% compared to 5.7% for the six months ended June 30, 2025 . The decrease in income from operations and operating margin was driven by the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings had a gain from operations of $11.6 for the six months

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
ended June 30, 2026 compared to a gain from operations of $67.6 for the six months ended June 30, 2025. The decrease in income from operations was primarily driven by a $79.0 loss from operations from the Husky business.
Other Income (Expense), net
Other expenses for the six months ended June 30, 2026 was $27.9 as compared to other expenses of $36.5 for the six months ended June 30, 2025. The decrease in other expenses of $8.6 primarily relates to the loss on remeasurement of the tax receivable agreement liability of $28.1 for the six months ended June 30, 2026 as compared to the revaluation of the warranty liability of $35.6 for the six months ended June 30, 2025. GPGI Holdings had other expenses of $73.3 for the six months ended June 30, 2026 compared to other expenses of $4.5 for the six months ended June 30, 2025. The increase was largely driven by higher interest expense of $62.5.
Earnings (Losses) in Equity Method Investment
The Company recognizes its share of GPGI Holdings’ net income (loss) within "Earnings (losses) in equity method investment" which totaled a loss of $87.0 for the six months ended June 30, 2026 as compared to earnings of $53.7 for the period from the Spin-Off date of February 28, 2025 to June 30, 2025. The decline in earnings was due to the impact of the Husky Transaction. Refer to Note 3 in the unaudited condensed consolidated financial statements for the results of our equity method investment.
Income Tax (Expense) Benefit
The Company's income tax expense for the six months ended June 30, 2026 was $(4.8) compared to $(25.2) for the six months ended June 30, 2025.
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
The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2026 and June 30, 2025, respectively.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)

	Three Months Ended June 30,
	2026	2025

Net income (loss)	50.3	(26.1)
Add:
Depreciation and amortization(5)	64.3	2.3
Income tax expense (benefit)	23.3	(1.8)
Interest expense, net(1)	33.0	2.1
EBITDA	170.9	(23.5)

Stock-based compensation	6.1	5.1
Mark to market adjustments, net(2)	—	64.1
Husky Transaction costs(3)	1.3	—
(Gain) on debt extinguishment(6)	(96.2)	—
Loss on remeasurement of TRA liability	6.2	—
Foreign exchange (gain) loss	(1.9)	—
Severance costs	3.6	—
Loss on disposal of assets	0.3	—
Fair value inventory step-up(6)	23.6	—
Spin-Off costs(4)	—	0.6
Adjusted EBITDA	$113.9	$46.3
(1) Includes amortization of deferred financing costs for the three months ended June 30, 2026 and     June 30, 2025.
(2) Includes the changes in fair value of warrant liability and earnout liability for the three months ended June 30, 2025.
(3) Husky Transaction costs for the three months ended June 30, 2026 primarily include advisory, legal and other professional fees incurred in connection with the Husky Transaction.
(4) Spin-Off costs for the three months ended June 30, 2025 represent expenses incurred in connection with the Spin-Off completed on February 28, 2025.
(5) Depreciation and amortization includes $50.3 of acquisition‑related fair value step‑ups related to the Husky Transaction for the three months ended June 30, 2026.
(6) There were measurement period adjustments reflected in the condensed consolidated statements of operations in the current period related to the Husky Transaction.
The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2026 and June 30, 2025, respectively.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)

	Six Months Ended June 30,
	2026	2025

Net income (loss)	(184.7)	(4.6)
Add:
Depreciation and amortization(5)	123.6	4.9
Income tax expense (benefit)	30.1	25.2
Interest expense, net(1)	62.5	4.3
EBITDA	31.5	29.8

Stock-based compensation	10.1	10.8
Mark to market adjustments, net(2)	—	35.0
Husky Transaction costs(3)	94.2	—
(Gain) on debt extinguishment(6)	10.6	—
Loss on remeasurement of TRA liability	28.1	—
Foreign exchange (gain) loss	(4.2)	—
Severance costs	4.1	—
Loss on disposal of assets	0.9	—
Fair value inventory step-up(6)	23.6	—
Spin-Off costs(4)	—	5.5
Adjusted EBITDA	$198.9	$81.1
(1) Includes amortization of deferred financing costs for the six months ended June 30, 2026 and June 30, 2025.
(2) Includes the changes in fair value of warrant liability and earnout liability for the six months ended June 30, 2025.
(3) Husky Transaction costs for the six months ended June 30, 2026 primarily include advisory, legal and other professional fees incurred in connection with the Husky Transaction.
(4) Spin-Off costs for the six months ended June 30, 2025 represent expenses incurred in connection with the Spin-Off completed on February 28, 2025.
(5) Depreciation and amortization includes $97.1 of acquisition‑related fair value step‑ups related to the Husky Transaction for the six months ended June 30, 2026.
(6) There were measurement period adjustments reflected in the condensed consolidated statements of operations in the current period related to the Husky Transaction.
The following unaudited table presents the reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for the periods indicated below. The presentation below does not include a full tax provision and applies a blended tax rate to its income before taxes and to all adjustments in aggregate.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$50.3	$(26.1)	$(184.7)	$(4.6)
Add: Provision for income taxes	23.3	(1.8)	30.1	25.2
Income (loss) before income taxes	73.6	(27.9)	(154.6)	20.6
Add: Mark-to-market adjustments (1)	—	64.1	—	35.0
Add: Stock-based compensation	6.1	5.1	10.1	10.8
Add: (Gain) loss on debt extinguishment	(96.2)	—	10.6	—
Add: Husky Transaction costs	1.3	—	94.2	—
Add: Loss on remeasurement of TRA liability	6.2	—	28.1	—
Add: Foreign exchange (gain) loss	(1.9)	—	(4.2)	—
Add: Severance costs	3.6	—	4.1	—
Add: Loss on disposal of assets	0.3	—	0.9	—
Add: Spin-Off costs	—	0.6	—	5.5
Add: Fair value inventory step-up	23.6	—	23.6	—
Add: Purchase accounting amortization and depreciation	50.3	—	97.1	—
Adjusted net income (loss) before tax	66.9	41.9	109.9	71.9
Income tax expense (2)	16.1	13.5	26.4	14.7
Adjusted net income: basic	$50.8	$28.4	$83.5	$57.2
Common shares outstanding used in computing adjusted net income per share, basic:
Class A common shares	289,863,943	102,321,754	279,983,642	102,181,462
Adjusted EPS - basic	$0.18	$0.28	$0.30	$0.56

Diluted:
Adjusted net income - diluted	$50.8	$28.4	$83.5	$57.2
Adjusted net income used in computing net income per share, diluted	50.8	28.4	83.5	57.2
Common shares outstanding used in computing adjusted net income per share, diluted:			—	—
Warrants (3)	—	9,878,000	—	9,878,000
Equity awards	2,486,887	2,694,000	3,440,824	3,113,000
Total shares outstanding used in computing net income per share - diluted	292,350,830	114,893,754	283,424,466	115,172,462
Adjusted EPS - diluted	$0.17	$0.25	$0.29	$0.50
(1) Includes the changes in fair value of warrant liability and earnout liability for three and six months ended June 30, 2025.
(2) Reflects current and deferred income tax expenses. For the three and six months ended June 30, 2025 it was calculated using the Company's blended tax rate. For the three and six months ended June 30, 2026, it was calculated by applying the Company's assumed effective tax rate.
(3) Treasury stock method utilized a valuation at fair market value of $14.47 for the three and six months ended June 30, 2025.
Critical Accounting Policies and Estimates
Critical accounting policies are detailed in the 2025 Annual Report and reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for critical accounting policies adopted since the 2025 Annual Report.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
Recently Adopted Accounting Policies
Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity and Capital Resources
GPGI's primary sources of liquidity are its existing cash and cash equivalents balances funding from its wholly owned subsidiary, GPGI Holdings, which are treated as distributions from GPGI Holdings to the Company, and potential proceeds from the sale of stock. The Company’s primary cash requirements include operating expenses relating primarily to public company expenses such as directors and officers insurance, professional fees, stock exchange listing fees, transaction expenses, and TRA distributions. GPGI Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and debt borrowings. GPGI Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of June 30, 2026, GPGI, Inc. had cash and cash equivalents of $7.7 and debt principal of $0.0, and GPGI Holdings had cash and cash equivalents of $107.1, and total debt principal outstanding of $2,115.0. As of December 31, 2025, GPGI, Inc. had cash and cash equivalents of $114.6 and debt principal of $0.0, and GPGI Holdings had cash and cash equivalents of $157.0, investment in US treasury bills of $41.0 and total debt principal outstanding of $186.3. The decrease in cash and cash equivalents of GPGI was due to the investment in GPGI Holdings to partially fund the Husky Transaction. The decrease in cash and cash equivalents and short-term investments at GPGI Holdings and the increase in debt was as a result of funding the Husky Transaction.
The Company believes that available cash and cash equivalents as of June 30, 2026 of $7.7 are sufficient to meet the liquidity needs of the Company. The Company anticipates that to the extent that the Company, including GPGI Holdings, requires additional liquidity, it will be funded through borrowings on GPGI Holdings' revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that GPGI, Inc. or GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of GPGI, Inc. and GPGI Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of GPGI Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, we cannot be assured that GPGI Holdings will generate sufficient cash flows from operations or that future capital will be available from additional indebtedness or other sources to meet the liquidity needs of GPGI, Inc. and GPGI Holdings. We have announced plans to use acquisitions as part of our growth strategy. As we pursue acquisitions, GPGI, Inc. and/or GPGI Holdings may incur additional equity or debt to complete such acquisitions.
On November 3, 2025, the Company called for redemption all of its issued and outstanding redeemable warrants. During the year ended December 31, 2025, the Company received $156.2 of cash and issued 21,192,626 shares in connection with exercises of the warrants by the holders thereof. As of June 30, 2026 and December 31, 2025, no warrants remained outstanding.
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
On January 14, 2026, following the completion of the Husky Transaction, GPGI Holdings completed a refinancing of approximately $2,100 of indebtedness that was assumed as part of the Husky Transaction (the "Refinancing Transactions"). The Refinancing Transactions included (i) the issuance of $900 of 5.625% senior secured notes due 2033 (the "Notes"), and the establishment of (ii) a new $1,200 term loan facility maturing in 2033 (the "New Term Loan"), and (iii) $400 of revolving credit commitments maturing in 2031 (the "New Revolving Facility"). Proceeds from these new debt instruments were used to refinance Husky’s existing indebtedness and to pay related fees, costs, premiums, and expenses incurred in connection with the recapitalization of the combined

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except share and per share data)
Company’s capital structure. Additional information is included in Note 19 of the Company's Consolidated Financial Statements included in Item 8 of the 2025 Annual Report.
These financing activities resulted in a significant modification of GPGI Holdings’ capital structure, extended its overall debt maturity profile, and increased available liquidity under the New Revolving Facility. As a result of the refinancing, the Company has a higher level of long‑term indebtedness, which is expected to result in increased cash interest payments during the year. However, the revised capital structure provides enhanced financial flexibility through longer‑dated maturities and a more scalable credit platform that supports the operations of GPGI Holdings following the Husky Transaction.
The Company continues to evaluate its capital allocation priorities, including deleveraging GPGI Holdings’ balance sheet over time, managing working capital requirements of the larger post‑combination enterprise, and maintaining sufficient liquidity to fund integration activities, strategic investments, and ongoing operations. As of June 30, 2026, the Company believes it has adequate liquidity to meet its near‑term and long‑term obligations through cash on hand and distributions from GPGI Holdings, and available debt capacity under the New Revolving Facility, or other equity or debt sources as may be needed.
Net Cash Provided by (Used in) Operating
Cash used in the Company’s operating activities for the six months ended June 30, 2026 was $44.0 compared to cash provided of $3.0 during the six months ended June 30, 2025. The increase in cash used by operating activities of $47.0 was primarily attributable to transaction costs incurred for the Husky Transaction. Cash provided by operating activities for the six months ended June 30, 2025 primarily relate to cash provided by distributions from GPGI Holdings of $15.9.
Net Cash Provided by (Used in) Investing
Cash used in the Company’s investing activities for the six months ended June 30, 2026 was $2,008.8 compared to cash used of $60.7 during the six months ended June 30, 2025. The increase in cash used by investing activities of $1,948.1 was primarily due to the investment in GPGI Holdings for the Husky Transaction. Cash used in investing activities for the six months ended June 30, 2025 primarily relate to the GPGI Holdings cash deconsolidated of $50.3.
Net Cash Provided by (Used in) Financing
Cash provided by the Company’s financing activities for the six months ended June 30, 2026 was $1,945.9 compared to cash used for the six months ended June 30, 2025 of $15.0. The increase in cash provided by financing activities of $1,960.9 for the six months ended June 30, 2026 was substantially due to proceeds received from the issuance of the PIPE shares for the Husky Transaction of $1,962.0. Cash used by financing activities for the six months ended June 30, 2025 primarily relate to tax payments related to net share settlement of equity awards $15.3.
Contractual Obligations
A summary of the minimum contractual obligations of GPGI, Inc. relating to its material outstanding contractual commitments is included in Note 8 of our June 30, 2026 Condensed Consolidated Financial Statements. GPGI, Inc.'s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The Company did not have any material contractual obligations.
Financing
The Company is party to the GPGI Holdings Credit Facility and Senior Secured Notes with various banks. For more information on GPGI Holdings' historical debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026.

GPGI, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
($ amounts in millions, except share and per share data)
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
GPGI Holdings is exposed to interest rate risk on certain debt obligations. As of June 30, 2026, GPGI Holdings had $2,115.0 in debt outstanding, of which $1,215.0 was variable rate debt.
The Company performed a sensitivity analysis based on the principal amount of GPGI Holdings' debt outstanding as of June 30, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $12.2 on an annual basis.

GPGI, INC.
Item 4. Controls and Procedures
($ amounts in millions, except share and per share data)
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On January 12, 2026, we completed our combination with Husky Technologies Limited. We continue to integrate policies, processes, people, technology and operations for the combined Company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than in connection with these integration activities, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share and per share data)
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
Prior Risk Factors Updated to Reflect Corporate Reincorporation
Certain provisions in our articles of incorporation, bylaws and Nevada law may discourage takeovers and limit the power of our stockholders.
Our articles of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our Company or changes in our management that our stockholders may deem advantageous. In particular, our articles of incorporation and bylaws:
•establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors (our “Board”);
•permit our Board to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our Board);
•establish limitations on the removal of directors;
•authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
•provide that our Board is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Nevada;

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share and per share data)
•provide that stockholders may not act by written consent following the time when Resolute Compo Holdings LLC and Resolute ManCo Holdings LLC (either individually or collectively, and together with their respective affiliates and associates, and any other individual or entity that may be deemed for any purpose to be a beneficial owner or otherwise have or share beneficial ownership of any of the foregoing, and their respective successors and assigns (other than the Company and its subsidiaries), collectively, “Investor”) cease to beneficially own at least 40% of the shares of our outstanding common stock, which time we refer to as the “Trigger Date,” which would require stockholder action to be taken at an annual or special meeting of our stockholders;
•prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
Sections 78.411 to 78.444 of the Nevada Revised Statutes (as amended, the “NRS”), inclusive (collectively, the “Nevada Combinations Statutes”), impose a moratorium of up to four years on a combination of a resident domestic corporation, which is a Nevada corporation that has 200 or more stockholders of record, with an interested stockholder, unless the combination is approved in a prescribed manner. An interested stockholder is a beneficial owner of 10% or more of the voting power of the resident domestic corporation or an affiliate or associate thereof who at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the resident domestic corporation. However, NRS 78.437 provides that the Nevada Combinations Statutes do not apply to an interested stockholder who, among other things, first became an interested stockholder on the date that the resident domestic corporation first became a resident domestic corporation solely as a result of the corporation becoming a resident domestic corporation. In connection with our reincorporation from Delaware to Nevada, our Board unanimously approved resolutions which provide that, to the fullest extent permitted by the Nevada Combinations Statutes, at such time, if any, that the Company becomes subject to the Nevada Combinations Statutes, the Nevada Combinations Statutes will not apply to Investor or restrict any combination with the Company in any way involving or relating to Investor.
Any provision of our articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.
Our articles of incorporation provide that certain courts in the State of Nevada or the federal district courts of the United States are the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our articles of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of the State of Nevada, in Clark County, Nevada (the “Eighth Judicial District Court”) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or controlling stockholder in such capacity to us or our stockholders, any action asserting a claim arising pursuant to NRS Title 7, our articles of incorporation or our bylaws, including any internal action (as defined in NRS 78.046) or any action asserting a claim governed by the internal affairs doctrine. However, if the Eighth Judicial District Court lacks jurisdiction over such action, the action may be brought in another court of the State of Nevada or, if no court of the State of Nevada has jurisdiction, then in the United States District Court for the District of Nevada. Additionally, our articles of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share and per share data)
suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our articles of incorporation described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. The enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings in Delaware; however, Nevada law expressly permits the articles of incorporation or bylaws of a corporation, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the U.S., to include such provisions.
Our articles of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities that may prevent us from receiving the benefit of certain corporate opportunities.
Under our articles of incorporation, neither Investor nor any of its affiliates, officers, directors, employees, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we or our managed companies operate. In addition, our articles of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or their respective affiliates, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to Investor or their respective affiliates. For example, certain directors of our Company who also serve as an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or its affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business or the businesses of GPGI Holdings, Husky Holdings or our other managed companies from time to time and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Investor to itself or its affiliates instead of to us.
Our articles of incorporation include a jury trial waiver that could limit the ability of our stockholders to bring or demand a jury trial for internal actions.
Our articles of incorporation provide that, to the fullest extent permitted by the NRS and not inconsistent with any applicable laws of the U.S., any and all internal actions to be tried in any court of the State of Nevada must be tried before the presiding judge as the trier of fact, and not before a jury. Our articles of incorporation further provide that this requirement operates as a waiver of the right of trial by jury by each party to any internal action to which such requirement applies. However, this requirement does not limit or otherwise affect our stockholders’ right to a jury trial in any action, suit or proceeding that is not an internal action. This waiver is expressly authorized by statute in an amendment to NRS 78.046 enacted in May 2025 pursuant to Assembly Bill No. 239 adopted by the Nevada legislature, but the enforceability of this waiver has not yet been adjudicated in a court of competent jurisdiction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase up to $40.0 (increased to up to $100 in February 2025) in the aggregate of our outstanding shares of Class A Common Stock (“Repurchase Program”). The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our governing documents, instruments governing our indebtedness, and other applicable legal requirements. Repurchases of shares of Class A Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

GPGI, INC.
Part II. Other Information
($ amounts in millions, except share and per share data)
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
There were no repurchases under the Repurchase Program during the quarter ended June 30, 2026. As of June 30, 2026, $87.8 of the repurchase authorization under the Repurchase Program remained available.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits
Exhibit Index

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share and per share data)

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

2.4	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

3.1	Articles of Incorporation of GPGI, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

3.2	Bylaws of GPGI, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

10.1*+	Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy.

10.2*+	Amended and Restated GPGI, Inc. Option Conversion Program for Directors.

10.3*	Form of Indemnification Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (embedded within the inline XBRL document)

GPGI, INC.
Item 6. Exhibits
($ amounts in millions, except share and per share data)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

GPGI, INC.

By:	/s/ Thomas R. Knott
Name:	Thomas R. Knott
Title:	Principal Executive Officer

By:	/s/ Kurt Schoen
Name:	Kurt Schoen
Title:	Principal Financial Officer
Date: August 6, 2026