Form 10-Q
period 2026-09-30
GPGI, Inc.
filed 2026-11-06
CIK 1823144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2026, there were 289,901,892 shares of the registrant's Class A common stock outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect one or more of the Company's businesses and the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:
•Risks of rapidly evolving domestic and global economic conditions, including the responses by our businesses’ customers to such changes, which are beyond our control;
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

Part I - Financial Information

Item 1. Financial Statements

GPGI, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value amounts; shares in millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$5.5	$114.6
Prepaid expenses and other current assets	3.5	5.5
Income taxes receivable	12.6	—
Total current assets	21.6	120.1

Deferred income tax assets	275.8	271.7
Equity method investment	3,246.1	125.5
Total assets	$3,543.5	$517.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2.4	$0.9
Accrued expenses	2.0	1.8
Current portion of tax receivable agreement liability	18.5	16.2
Total current liabilities	22.9	18.9

Tax receivable agreement liability	266.4	255.2
Total liabilities	289.3	274.1

Preferred stock, $0.0001 par value; 10.0 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000.0 shares were authorized as of September 30, 2026 and December 31, 2025, and 289.9 and 127.0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock	(12.2)	(12.2)
Additional paid-in-capital	3,828.4	706.7
Accumulated other comprehensive loss	—	(0.2)
Accumulated deficit	(562.0)	(451.1)
Total stockholders' equity (deficit)	3,254.2	243.2
Total liabilities and stockholders' equity (deficit)	$3,543.5	$517.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except per share amounts; shares in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$—	$—	$—	$59.8
Cost of sales	—	—	—	31.1
Gross profit	—	—	—	28.7
Operating expenses
Selling, general and administrative expenses	5.8	9.9	70.8	35.3
Income (loss) from operations	(5.8)	(9.9)	(70.8)	(6.6)
Other income (expense)
Revaluation of warrant liability	—	(117.3)	—	(152.8)
Revaluation of earnout consideration liability	—	(57.6)	—	(57.1)
Loss on remeasurement of tax receivable agreement liability	—	—	(28.1)	—
Interest expense	—	—	—	(1.7)
Interest income	—	0.3	0.2	0.5
Total other income (expense), net	—	(174.6)	(27.9)	(211.1)
Income (loss) before income taxes	(5.8)	(184.5)	(98.7)	(217.7)
Income tax (expense) benefit	7.0	(29.8)	2.2	(55.0)
Income (loss) before earnings in equity method investment	1.2	(214.3)	(96.5)	(272.7)
Earnings (losses) in equity method investment	74.8	39.6	(12.2)	93.4
Net income (loss)	$76.0	$(174.7)	$(108.7)	$(179.3)

Net income (loss) per share - basic	$0.26	$(1.58)	$(0.38)	$(1.70)
Net income (loss) per share - diluted	$0.26	$(1.58)	$(0.38)	$(1.70)

Weighted average shares used to compute net income (loss) per share:
Class A common stockholders - basic	289.9	110.3	283.3	105.3
Class A common stockholders - diluted	292.4	110.3	283.3	105.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$76.0	$(174.7)	$(108.7)	$(179.3)
Other comprehensive loss
Unrealized loss on derivative - interest rate swap	—	—	—	(0.5)
Total other comprehensive loss	—	—	—	(0.5)
Comprehensive income (loss)	$76.0	$(174.7)	$(108.7)	$(179.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
($ in millions; shares in millions)

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	127.0	$—	$(12.2)	$706.7	$(0.2)	$(451.1)	$243.2
Stock-based compensation	—	—	—	2.0	—	—	2.0
Stock-based compensation granted to GPGI Holdings, L.L.C. ("GPGI Holdings")	—	—	—	1.8	—	—	1.8
Net income (loss)	—	—	—	—	—	(235.0)	(235.0)
Class A common stock issued pursuant to equity-based plans, net of shares withheld for taxes	1.8	—	—	—	—	—	—
Class A common stock issued in relation to Husky Transaction	161.1	—	—	3,105.0	—	—	3,105.0
Stock-based compensation granted to Resolute Holdings Management, Inc. ("Resolute Holdings") employees	—	—	—	0.2	—	—	0.2
Deemed dividend for stock-based compensation to Resolute Holdings employees	—	—	—	(0.2)	—	—	(0.2)
Dividends declared	—	—	—	—	—	(0.7)	(0.7)
Balance as of March 31, 2026	289.9	—	(12.2)	3,815.5	(0.2)	(686.8)	3,116.3
Stock-based compensation	—	—	—	3.3	—	—	3.3
Stock-based compensation granted to GPGI Holdings	—	—	—	3.0	—	—	3.0
Net income (loss)	—	—	—	—	—	50.3	50.3
Dividends declared	—	—	—	—	—	(0.8)	(0.8)
Other	—	—	—	—	0.2	—	0.2
Balance as of June 30, 2026	289.9	—	(12.2)	3,821.8	—	(637.3)	3,172.3
Stock-based compensation	—	—	—	3.5	—	—	3.5
Stock-based compensation granted to GPGI Holdings	—	—	—	3.1	—	—	3.1
Net income (loss)	—	—	—	—	—	76.0	76.0
Dividends declared	—	—	—	—	—	(0.7)	(0.7)
Balance as of September 30, 2026	289.9	$—	$(12.2)	$3,828.4	$—	$(562.0)	$3,254.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
($ in millions; shares in millions)

	Class A Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	100.5	$—	$—	$361.4	$2.5	$(507.4)	$(143.5)
Exercise of warrants	0.4	—	—	7.2	—	—	7.2
Stock-based compensation	—	—	—	3.9	—	—	3.9
Proceeds from employee stock purchase plan and exercise of options	—	—	—	0.1	—	—	0.1
Net income (loss)	—	—	—	—	—	21.5	21.5
Class A common stock issued pursuant to equity-based plans	2.4	—	—	—	—	—	—
Payments of taxes related to net settlement of equity awards	(1.0)	—	—	(15.3)	—	—	(15.3)
Stock-based compensation granted to GPGI Holdings	—	—	—	1.8	—	—	1.8
Unrealized loss on derivative - interest rate swap	—	—	—	—	(0.5)	—	(0.5)
Spin-Off of Resolute Holdings	—	—	—	(14.2)	—	3.4	(10.8)
Deconsolidation of GPGI Holdings (f/k/a CompoSecure Holdings, L.L.C.)	—	—	—	(138.4)	(2.2)	188.9	48.3
Balance as of March 31, 2025	102.3	—	—	206.5	(0.2)	(293.6)	(87.3)
Stock-based compensation	—	—	—	0.1	—	—	0.1
Net income (loss)	—	—	—	—	—	(26.1)	(26.1)
Class A common stock issued pursuant to equity-based plans	0.1	—	—	—	—	—	—
Stock-based compensation granted to GPGI Holdings	—	—	—	5.0	—	—	5.0
Spin-Off of Resolute Holdings	—	—	—	1.9	—	—	1.9
Balance as of June 30, 2025	102.4	—	—	213.5	(0.2)	(319.7)	(106.4)
Exercise of warrants	18.8	—	—	362.7	—	—	362.7
Stock-based compensation	—	—	—	0.2	—	—	0.2
Purchase of treasury shares	(0.6)	—	(12.2)	—	—	—	(12.2)
Net income (loss)	—	—	—	—	—	(174.7)	(174.7)
Class A common stock issued pursuant to equity-based plans	0.2	—	—	—	—	—	—
Tax receivable agreement liability	—	—	—	2.3	—	—	2.3
Exercise of earnouts	4.2	—	—	75.0	—	—	75.0
Stock-based compensation granted to GPGI Holdings	—	—	—	5.6	—	—	5.6
Balance as of September 30, 2025	125.0	$—	$(12.2)	$659.3	$(0.2)	$(494.4)	$152.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(108.7)	$(179.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	1.6
Stock-based compensation expense	8.8	4.2
(Earnings) losses in equity method investment	12.2	(93.4)
Distributions from GPGI Holdings	21.6	21.7
Loss on remeasurement of tax receivable agreement liability	28.1	—
Revaluation of earnout consideration liability	—	57.1
Revaluation of warrant liability	—	152.8
Non-cash operating lease expense	—	0.4
Deferred tax benefit	(3.9)	(1.8)
Changes in assets and liabilities
Accounts receivable	—	2.1
Inventories	—	(5.2)
Income taxes receivable	(7.3)	—
Prepaid expenses and other assets	2.0	(3.3)
Accounts payable	1.5	—
Accrued expenses	0.2	38.2
Lease liabilities	—	(0.4)
Other liabilities	—	(3.7)
Net cash provided by (used in) operating activities	(45.5)	(9.0)

Cash flows from investing activities
Investments in GPGI Holdings	(2,120.4)	—
Distributions from GPGI Holdings	111.6	—
GPGI Holdings cash deconsolidated as a result of the CompoSecure Management Agreement	—	(50.3)
Resolute Holdings cash deconsolidated as a result of the Spin-Off	—	(10.0)
Capitalized software expenditures	—	(0.4)
Net cash provided by (used in) investing activities	(2,008.8)	(60.7)

Cash flows from financing activities
Proceeds from issuance of Class A common stock in relation to Husky Transaction	1,962.0	—
Proceeds from employee stock purchase plan and exercise of options	—	0.1
Payments for taxes related to net share settlement of equity awards	—	(18.0)
Purchase of treasury shares	—	(12.2)
Payment of tax receivable agreement liability	(14.6)	(4.7)
Dividends to Class A shareholders	(2.2)	—
Proceeds from the exercise of warrants	—	154.4
Net cash provided by (used in) financing activities	1,945.2	119.6

Net increase (decrease) in cash and cash equivalents	(109.1)	49.9
Cash and cash equivalents, beginning of period	114.6	77.5
Cash and cash equivalents, end of period	$5.5	$127.4

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

Cash paid for income taxes	$7.1	$16.8
Supplemental disclosure of non-cash activities
Distribution from GPGI Holdings for non-cash interest carryforward (per section 163j)	$5.3	$—
Operating lease right of use assets exchanged for lease liabilities	$—	$4.2
Derivative asset - interest rate swap	$—	$(0.5)
Non-cash portion of warrant exercise	$—	$(215.5)
Settlement of earnout phase two	$—	$(77.6)
Investment in GPGI Holdings for stock-based compensation	$7.9	$12.4
GPGI Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of CompoSecure Management Agreement	$—	$(100.4)
Resolute Holdings net liabilities, excluding cash and cash equivalents, deconsolidated as a result of Spin-Off	$—	$(1.5)
GPGI, Inc. Class A common stock issued to GPGI Holdings in relation to Husky Transaction	$1,143.0	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
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
Husky, founded in 1953, and headquartered in Bolton, Ontario, Canada, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.
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
The evolution of the Company from a single operating business into the diversified permanent capital platform it is now began on August 7, 2024, when affiliates of Tungsten OpCo Holder LLC including Tungsten 2024 LLC (collectively, "Tungsten") entered into stock purchase agreements with all of the holders of the Company's previously outstanding shares of Class B common stock, pursuant to which the selling Class B stockholders exchanged their 51.9 Class B units of CompoSecure Holdings, L.L.C. (now GPGI Holdings, L.L.C., "GPGI Holdings") and corresponding shares of Class B common stock of the Company for shares of Class A common stock, par value $0.0001 per share, of the Company (the "Class A Common Stock") (collectively, the "Tungsten Transactions") eliminating the Company's then-existing dual-share class structure. The Company was not party to the stock purchase agreements related to the Tungsten Transactions. The Tungsten Transactions closed on September 17, 2024 and as a result, Tungsten became the majority owner of the Company by acquiring 49.3 shares

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
of Class A Common Stock of the Company for an aggregate purchase price of approximately $372.0, or $7.55 per share, representing an approximately 60% voting interest in the Company at the time of the Tungsten Transactions.
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
In conjunction with the closing of the Husky Transaction, Resolute Holdings entered into a management agreement with Husky (the "Husky Management Agreement") on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky in exchange for payment of a quarterly management fee ("Husky Management Fee"), payable in arrears, in a cash amount equal to 2.5% of Husky's last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky's earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) the Company’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of Adjusted EBITDA and

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
Parent Allocated Expense attributable to the CompoSecure Management Agreement (each as defined in the CompoSecure Management Agreement).
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
The Company’s results of operations and financial statements for the nine months ended September 30, 2026 reflect the results of Husky only for the period subsequent to the Husky Transaction Date, representing the portion of the year during which the Company owned the Husky business.
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
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
presented. The results disclosed in the condensed consolidated financial statements as of and for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Equity Method Accounting Presentation for GPGI Holdings
The Company has a variable interest in GPGI Holdings, the Company’s wholly owned operating subsidiary. Effective as of February 28, 2025, the date of the Spin-Off of Resolute Holdings, and as a result of GPGI Holdings entering into the CompoSecure Management Agreement with Resolute Holdings, the Company determined that GPGI Holdings is a VIE for which the Company is not the primary beneficiary because it is not able to direct the activities that most significantly impact GPGI Holdings’ economic performance. Therefore, the results of operations and cash flows of the Company's wholly owned subsidiary, GPGI Holdings, and the operating companies which are its subsidiaries, are not consolidated in the financial statements included in this report and are instead accounted for under the equity method of accounting.
Under the equity method of accounting, the financial information of GPGI Holdings is not reflected within the Company’s consolidated financial statements. The Company’s share of the earnings of GPGI Holdings is reported in a single line item within the Company’s consolidated statements of operations and cash flows as earnings (losses) in equity method investment. The carrying value of the Company's investment in GPGI Holdings is reported in the Company’s consolidated balance sheets as an equity method investment. This equity method investment is increased (decreased) by the Company's share of the earnings (losses) of GPGI Holdings and is also decreased by distributions declared by GPGI Holdings from time to time, if any. No gain or loss was recognized upon deconsolidation of GPGI Holdings as an equity method investment because Resolute Holdings and the Company were both under common control at the date of the Spin-Off and execution of the CompoSecure Management Agreement.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
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
Effective upon the closing of the Husky Transaction, and as a result of Husky entering into the Husky Management Agreement with Resolute Holdings, GPGI Holdings determined that it does not have the power to direct the activities that most significantly impact Husky’s economic performance and is therefore not the primary beneficiary. As a result, Husky is not consolidated by GPGI Holdings and is accounted for under the equity method of accounting, under which GPGI Holdings’ share of Husky’s earnings or losses is reflected in a single line item in GPGI Holdings’ results of operations and the carrying value of the investment is adjusted accordingly. For GPGI, this activity is included within earnings (losses) in equity method investment related to GPGI Holdings, which represents GPGI’s share of earnings or losses from its equity method investment in GPGI Holdings, which includes Husky Holdings.
Treasury Stock
The Company’s stock repurchase program authorizes the Company to repurchase shares in open market and/or private transactions from time to time based on numerous factors, including, but not limited to, share price and other market conditions, the Company’s ongoing capital allocation planning, cash and debt levels, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the consolidated statements of cash flows. The ultimate use of the repurchased shares has not been determined, therefore, the repurchased shares are presented in the Company's consolidated financial statements as a reduction to shareholders' equity (deficit). See Note 4 for further information on the repurchase of shares.
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

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other means
•Level 3: Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents and accounts payable. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of September 30, 2026 and December 31, 2025, the carrying values of cash, cash equivalents and accounts payable approximate fair value because of the short-term maturity of these instruments.
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
3. EQUITY METHOD INVESTMENT
The Company’s ownership percentage in its equity method investment in GPGI Holdings was 100% and had a carrying value of $3,246.1 as of September 30, 2026. Prior to the execution of the CompoSecure Management Agreement and the Company's deconsolidation of GPGI Holdings on February 28, 2025, GPGI Holdings had net liabilities of $50.1. This net liability position primarily resulted from the waiver of advances previously made by GPGI Holdings to the Company, which were treated as distributions to the Company, prior to the date of deconsolidation. As a result, the Company's equity method investment in GPGI Holdings had an initial carrying value of $0.0 upon deconsolidation.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
The results of operations of GPGI Holdings on a combined basis for the three and nine months ended September 30, 2026 and the period from the Spin-Off through September 30, 2025 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,	February 28 - September 30,
	2026	2025	2026	2025
Net sales	$509.6	$120.9	$1,390.6	$284.6
Cost of sales	300.7	49.6	861.1	118.7
Gross profit	208.9	71.3	529.5	165.9
Operating expenses:
Selling, general and administrative expenses	100.0	29.6	409.0	67.4
Income from operations	108.9	41.7	120.5	98.5

Other income (expense):
Interest expense	(32.4)	(3.6)	(95.4)	(8.9)
Interest income	0.3	1.5	0.6	3.8
Gain (loss) on debt extinguishment	—	—	(10.6)	—
Total other income (expense), net	(32.1)	(2.1)	(105.4)	(5.1)
Income (loss) before income taxes	76.8	39.6	15.1	93.4
Income tax (expense) benefit	(2.0)	—	(27.3)	—
Net income (loss)	$74.8	$39.6	$(12.2)	$93.4
The Company's maximum exposure to loss as a result of its equity method investment in GPGI Holdings is limited to its equity method investment in GPGI Holdings.
The following table is a reconciliation of the Company’s equity method investment in GPGI Holdings:

Balance as of December 31, 2025	$125.5
Stock-based compensation granted to GPGI Holdings' employees	7.9
Earnings (losses) in equity method investment of GPGI Holdings	(12.2)
Investment in GPGI Holdings in relation to Husky Transaction-Cash	1,962.0
Investment in GPGI Holdings in relation to Husky Transaction-Equity	1,143.0
Investments in GPGI Holdings	158.4
Distributions to GPGI, Inc.	(138.5)
Balance as of September 30, 2026	$3,246.1
4. EQUITY STRUCTURE
Shares Authorized
In May 2025, the Company filed a Third Amended and Restated Certificate of Incorporation in the State of Delaware to (i) increase the authorized number of shares of the Company’s Class A Common Stock from 250.0 shares to 1,000.0 shares, and (ii) eliminate obsolete provisions, including those related to the Company’s now-eliminated dual-class structure.
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
($ in millions, except per share and par value amounts; shares in millions)
Stock Exchange under the symbol “GPGI”. The reincorporation did not otherwise change the Company's authorized capital structure.
Issuance of Common Stock
During the three and nine months ended September 30, 2026, the Company issued 0.0 and 1.8, respectively, of new shares of Class A Common Stock primarily related to the vesting of certain restricted stock units ("RSUs"), performance stock units ("PSUs") and exercises of stock options. The Class A Common Stock issued pursuant to the vesting of RSUs, PSUs and options were issued net of shares withheld for applicable taxes. In connection with the closing of the Husky Transaction on the Husky Transaction Date, the Company issued 55.0 shares of Class A Common Stock to GPGI Holdings which in turn issued the equivalent shares to Platinum Equity as partial consideration for the transaction. Concurrently, the Company completed a private investment in public equity (“PIPE”) financing and issued 106.1 shares of Class A Common Stock to PIPE investors pursuant to stock purchase agreements (the "PIPE Purchase Agreements").
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
Following the Redemption Date, all rights associated with the Warrants, including the right to acquire shares of Class A Common Stock underlying such Warrants, ceased. As a result, there were zero Warrants outstanding both as of September 30, 2026 and December 31, 2025.
Dividends
During the three and nine months ended September 30, 2026, cash dividends of $0.7 and $2.2, respectively, were declared by the Company's board of directors (the "Board") and paid by the Company.
Treasury Stock
The Company maintains a share repurchase program authorizing repurchases of up to $100.0 of the Company's Class A Common Stock. As of September 30, 2026, approximately $87.8 remained available for repurchase under the program. During the nine months ended September 30, 2026, the Company did not repurchase any shares of its Class A Common Stock. During the year ended December 31, 2025, the Company repurchased 0.6 shares of Class A Common Stock through open market transactions which are classified as treasury stock on the condensed consolidated balance sheets.
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
($ in millions, except per share and par value amounts; shares in millions)
The following table summarizes stock-based compensation expense for the Company included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock unit expense	$0.9	$—	$2.3	$3.0
Performance stock unit expense	—	—	—	0.5
Stock option expense	2.6	0.2	6.5	0.7
Total stock-based compensation expense	$3.5	$0.2	$8.8	$4.2
Employees of GPGI Holdings are granted equity awards under the Company's Equity Plan. Compensation expense related to these awards is recognized at GPGI Holdings and is reflected in earnings (losses) in equity method investment. The increase in the Company's additional paid-in capital arising from equity awards expensed at GPGI Holdings was $3.1 and $5.6 during the three months ended September 30, 2026 and 2025, respectively, and $7.9 and $12.4 during the nine months ended September 30, 2026 and 2025, respectively.
Certain employees of Resolute Holdings (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which the Contractors provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI, and pursuant to which the Contractors are eligible to receive GPGI equity awards. Prior to the Husky Transaction Date, Resolute Holdings and GPGI were deemed to be under common control, and Resolute Holdings recognized stock-based compensation expense for equity awards granted to those Contractors. Subsequent to the completion of the Husky Transaction, Resolute Holdings and GPGI were no longer under common control and GPGI recognized the stock-based compensation expense for the Contractors. Stock-based compensation expense recognized by the Company for awards granted to the Contractors was $3.1 and $7.8 for the three and nine months ended September 30, 2026, respectively.
A summary of RSUs, PSUs and stock option activity under the Equity Plan is presented below.
Restricted Stock Unit Activity
The Company grants RSUs to eligible employees and non-employees that generally vest in three tranches on the third, fifth, and seventh anniversaries of the grant date, subject to continued service. RSUs are forfeited upon termination of service prior to vesting. The fair value of each RSU is based on the market value of the Company’s Class A Common Stock on the grant date. The following table sets forth RSU activity under the Equity Plan for the nine months ended September 30, 2026:

Number of Shares
Nonvested at January 1, 2026	5.9
Granted	1.8
Vested	(2.5)
Forfeited	(1.1)
Nonvested at September 30, 2026	4.1
At September 30, 2026, the total unrecognized compensation cost related to outstanding RSUs under the Equity Plan was $18.6, which the Company expects to recognize over a weighted-average period of 5.6 years.
CompoSecure Performance Based Stock Units Activity
PSUs granted to certain key CompoSecure employees under the Equity Plan ("CompoSecure PSUs") vest upon the achievement of specified performance conditions and continued service through the applicable vesting date. Compensation expense is recognized when achievement of the performance conditions is deemed probable. No CompoSecure PSUs were granted during the nine months ended September 30, 2026. There is no unrecognized compensation cost related to outstanding CompoSecure PSUs as of September 30, 2026.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
Stock Options
During the nine months ended September 30, 2026, the Company granted stock options of which the fair value was estimated on the respective grant date using the Black‑Scholes option‑pricing model.
The weighted average assumptions utilized to calculate the value of the options granted for the nine months ended September 30, 2026 were as below:

Nine Months Ended September 30, 2026
Expected term	6.25 years
Volatility	30.48%
Risk-free rate	3.76%
Expected dividend yield	0.05%
Weighted average grant date fair value	$8.16
During the nine months ended September 30, 2026, the Company updated certain valuation assumptions, including expected volatility, to reflect a revised peer group used for benchmarking purposes. Management believes these assumptions more accurately reflect the Company’s business profile and capital structure at the respective grant date.
The following table sets forth the options activity under the Equity Plan for the nine months ended September 30, 2026.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2026	2.8	$11.65
Granted	4.2	$21.55
Exercised	(0.2)	$3.69
Cancelled	—	$—
Outstanding at September 30, 2026	6.8	$18.03
Unrecognized compensation expense for options was $30.4 as of September 30, 2026 and is expected to be recognized over a remaining term of 3.1 years.
Husky Special Long Term Incentive Program
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
($ in millions, except per share and par value amounts; shares in millions)
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
6. INCOME TAXES
The Company recorded income tax benefit of $7.0 for the three months ended September 30, 2026 and income tax expense of $29.8 for the three months ended September 30, 2025. The Company recorded income tax benefit of $2.2 for the nine months ended September 30, 2026 and income tax expense of $55.0 for the nine months ended September 30, 2025.
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
The Company's effective tax rate was 120.7% and (16.2)% for the three months ended September 30, 2026, and September 30, 2025, respectively. The Company’s overall effective tax rate differs from the U.S. statutory rate, primarily due to pass-through income which flows to the Company from its domestic subsidiaries and non-deductible expenses.
The Company's effective tax rate was 2.2% and (25.3)% for the nine months ended September 30, 2026, and September 30, 2025, respectively. The Company’s overall effective tax rate differs from the U.S. statutory rate, primarily due to pass-through income which flows to the Company from its domestic subsidiaries, non-deductible expenses and the revaluation of the deferred tax balance as a result of the Husky Transaction.
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

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
The following table sets forth the computation of net income (loss) used to compute basic and diluted net income (loss) per share of Class A Common Stock for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted:
Net income (loss)	$76.0	$(174.7)	$(108.7)	$(179.3)

Weighted average common shares outstanding used in computing net income (loss) per share - basic	289.9	110.3	283.3	105.3
Plus: effect of dilutive equity awards	2.5	—	—	—
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	292.4	110.3	283.3	105.3

Net income (loss) per share-basic	$0.26	$(1.58)	$(0.38)	$(1.70)
Net income (loss) per share-diluted	$0.26	$(1.58)	$(0.38)	$(1.70)
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
The following securities were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive securities:
Warrants	—	3.2	—	3.2
Equity awards	8.1	0.3	5.5	2.5
8. COMMITMENTS AND CONTINGENCIES
The Company is party to a TRA with GPGI Holdings and holders of interests therein pursuant to which it is obligated to make payments of 90% of the tax benefits, if any, that are deemed to be realized in accordance with the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the Company expects the cash obligation required will be significant. Any payments made under the TRA will generally reduce the amount of overall cash flows that might have otherwise been available to the Company. To the extent that the Company is unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by the Company. The tax receivable agreement liability includes amounts to be paid assuming the Company will have sufficient taxable income over the term of the tax receivable agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income was used to extrapolate an estimate of future taxable income.
The Company made payments of $14.6 and $4.7 related to the TRA during the nine months ended September 30, 2026 and September 30, 2025, respectively.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
As of September 30, 2026, the Company had the following obligations expected to be paid pursuant to the TRA:

2026 (excluding the nine months ended September 30, 2026)	$1.7
2027	16.8
2028	17.2
2029	17.5
2030	17.9
Later years	213.8
Total payments	$284.9
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
9. SEGMENT REPORTING
During the three and nine months ended September 30, 2026, the Chief Operating Decision Maker (“CODM”) was the Principal Executive Officer of the Company. The CODM evaluates performance based on Adjusted EBITDA of our reportable segments, CompoSecure and Husky.
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
($ in millions, except per share and par value amounts; shares in millions)
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
Following the Husky Transaction Date, the Company has two operating and reportable segments, CompoSecure and Husky (which comprise the underlying operations of the Company’s equity method investment in GPGI Holdings). This change in operating and reportable segments reflects a change in the information regularly reviewed by the CODM, who began evaluating CompoSecure and Husky as separate businesses with discrete financial information for purposes of assessing performance and allocating resources. Accordingly, the Company has recast prior period segment information, including for the three and nine months ended September 30, 2025, to conform to the current period segment presentation, excluding the corporate administrative allocations to the GPGI Holdings corporate entity as noted below.
The Company’s corporate entity and GPGI Holdings entity are not considered operating segments because these entities do not generate revenues and activities occurring at these entities are limited to corporate administrative activities that are not directly allocable to the reportable segments. These activities are aggregated in the “Corporate Adjusted EBITDA” row in the tables below. Starting with the period for the three months ended June 30, 2026, certain corporate administrative activities previously reported in the CompoSecure and Husky reporting segments were allocated to the GPGI Holdings and corporate entity totaling $1.1 and $2.1 for the three and nine months ended September 30, 2026, respectively. This presentation is on a prospective basis and prior periods have not been recast. The Company does not have any intra‑entity sales.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
The information below represents a disaggregation of the operating results of the Company segments consistent with the information reviewed by the CODM.

	Three Months Ended September 30,
	2026			2025
	CompoSecure	Husky	Total	CompoSecure	Husky	Total
Net Sales	$140.7	$368.9	$509.6	$120.9	$—	$120.9
Less(1)
Material	22.8	132.6	155.4	20.2	—	20.2
Personnel	32.3	95.8	128.1	30.3	—	30.3
Overhead	13.1	34.4	47.5	11.7	—	11.7
Professional fees	3.5	6.2	9.7	3.1	—	3.1
Management fees	5.1	8.7	13.8	3.7	—	3.7
Sales and marketing	0.5	2.6	3.1	0.2	—	0.2
Other segment expenses(2)	2.2	(0.2)	2.0	1.9	—	1.9
Adjusted EBITDA	$61.2	$88.8	150.0	$49.8	$—	49.8
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)			(3.7)			(2.1)
Depreciation and amortization			(32.6)			(2.3)
Stock-based compensation			(6.6)			(5.8)
Income tax (expense) benefit			5.0			(29.8)
Interest expense, net			(32.1)			(1.8)
Foreign currency gain (loss)			(0.3)			—
Husky Transaction costs			(1.0)			(2.8)
Loss on disposal of assets			(0.2)			—
Severance cost			(2.5)			—
Additional earnout cost			—			(5.0)
Mark to market adjustments, net			—			(174.9)
Net income (loss)			$76.0			$(174.7)
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

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)

	Nine Months Ended September 30,
	2026			2025
	CompoSecure	Husky	Total	CompoSecure	Husky	Total
Net Sales	$404.7	$985.9	$1,390.6	$344.3	$—	$344.3
Less(1)
Material	71.8	348.0	419.8	59.7	—	59.7
Personnel	97.0	291.7	388.7	88.8	—	88.8
Overhead	38.4	90.1	128.5	37.0	—	37.0
Professional fees	9.8	14.0	23.8	11.5	—	11.5
Management fees	14.3	26.0	40.3	8.2	—	8.2
Sales and marketing	1.6	11.2	12.8	0.8	—	0.8
Other segment expenses(2)	7.8	10.0	17.8	4.0	—	4.0
Adjusted EBITDA	$164.0	$194.9	358.9	$134.3	$—	134.3
Reconciliation of Adjusted EBITDA to net income (loss)
Corporate Adjusted EBITDA(3)			(13.7)			(5.5)
Depreciation and amortization			(156.2)			(6.9)
Stock-based compensation			(16.7)			(16.6)
Income tax expense			(25.1)			(55.0)
Interest expense, net			(94.5)			(6.3)
Foreign currency gain (loss)			3.9			—
Husky Transaction costs			(95.2)			(2.8)
Loss on disposal of assets			(1.1)			—
Severance cost			(6.7)			—
Loss on remeasurement of TRA liability			(28.1)			—
Fair value inventory step-up(4)			(23.6)			—
Additional earnout cost			—			(5.0)
Loss on debt extinguishment(4)			(10.6)			—
Mark to market adjustments, net			—			(209.9)
Spin-Off costs			—			(5.6)
Net income (loss)			$(108.7)			$(179.3)
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
(4) Measurement period adjustments reflected in the condensed consolidated statements of operations in the current period related to the Husky Transaction.
The following table reconciles each reportable segment's cash and assets to the Company's totals.

	September 30, 2026
	CompoSecure	Husky	Other	Total

Total cash	$72.5	$96.9	$(163.9)	$5.5
Total assets	$275.6	$5,884.7	$(2,616.8)	$3,543.5

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)

	September 30, 2025
	CompoSecure	Other	Total

Total cash	$97.2	$30.2	$127.4
Total assets	$280.8	$224.7	$505.5
10. RELATED PARTY TRANSACTIONS
Governance Agreement
In connection with the Tungsten Transactions, on September 17, 2024, the Company and Tungsten entered into that certain Governance Agreement (as waived and/or amended on February 28, 2025, July 12, 2025 and January 12, 2026, the "Governance Agreement"), which established certain governance matters, including ongoing obligations with respect to the size of the board of directors, election of specified directors (including independent directors) and other matters.
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
Below is a summary of certain of the significant agreements executed in connection with the Spin-Off.
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
The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The CompoSecure Management Fee for the three months ended September 30, 2026 and September 30, 2025 was $5.1 and $3.7, respectively. The CompoSecure Management Fee for the nine months ended September 30, 2026 was $14.3 and for the period from the date of the Spin-Off to September 30, 2025 was $8.2. GPGI Holdings incurred $0.0 and $0.5 reimbursable expenses to Resolute Holdings during the three months ended September 30, 2026 and September 30, 2025, respectively. Expenses reimbursed by CompoSecure to Resolute Holdings were approximately $0.2 and $0.6 during the nine months ended September 30, 2026 and September 30, 2025, respectively.
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
($ in millions, except per share and par value amounts; shares in millions)
Resolute Holdings’ documented costs and expenses incurred on behalf of Husky other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to Husky under the Husky Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by Husky.
The Husky Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Husky may each terminate the Husky Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Husky to pay a termination fee, which may be paid in cash, shares of the Company's Class A Common Stock or a combination of cash and stock. The Husky Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. The Husky Management Fee for the three and nine months ended September 30, 2026 was $8.7 and $26.0, respectively. Expenses reimbursed by Husky to Resolute Holdings were approximately $0.1 and $0.2 during the three and nine months ended September 30, 2026, respectively.
Tax Sharing Agreement
Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement (the “Tax Sharing Agreement”) with the Company that governs the respective rights, responsibilities, and obligations of the Company and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with the Company (the “Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of the Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and the Company, (iii) requires compensation to be paid by the Company to Resolute Holdings to the extent the Company uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to the Company and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to the Combined Returns, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to the Combined Returns. From January 1, 2025 through the date of the Spin-Off, the activity of Resolute Holdings was included in a Combined Return with the Company. Since the completion of the Spin-Off and through the date these consolidated financial statements are issued, the activity of Resolute Holdings has not been included in any Combined Returns with the Company.
Letter Agreement
Resolute Holdings entered into a Letter Agreement (the “Letter Agreement”) with the Company pursuant to which the Company agreed to (i) delegate by resolution of the Company's board of directors the authority to Resolute Holdings to approve issuances of the Company's equity for mergers, acquisitions and equity awards, (ii) issue the Company's equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as a tax-free transaction for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.
Contractor Agreements
On February 28, 2025, upon the completion of the Spin-Off and the transfer of employment to Resolute Holdings, we entered into a Contractor Agreement with David Cote, Thomas Knott, and Kurt Schoen under which each will be eligible to receive grants of restricted stock units or other equity incentive awards as determined by the Company and will remain eligible to vest in equity incentive awards previously granted by GPGI, in exchange for the provision of certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by the Company.

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
Board Adviser Agreement
On February 28, 2025 and upon the completion of the Spin-Off, Roger Fradin resigned from the Company's board of directors for personal reasons and not as a result of any disagreement with management or any matter relating to the Company’s operations, policies or practices. In connection with Mr. Fradin’s resignation, the Company entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (as amended and restated, the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, provides advisory services to the Company's board of directors in exchange for which Fradin Consulting will receive an annual cash retainer fee of $0.1, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of the Company's common stock with a fair market value, as defined in the Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy, of $0.2.
PIPE Purchase Agreements
Various related parties purchased approximately 0.8 shares of Class A Common Stock in the PIPE pursuant to those PIPE Purchase Agreements at the same price per share and otherwise pursuant to the PIPE Purchase Agreements with all other PIPE investors. The PIPE Purchase Agreements provide certain shelf registration rights and include indemnification and confidentiality provisions. The Company has agreed pursuant to the PIPE Purchase Agreements to bear the expenses incurred in connection with the filing of any registration statements filed pursuant thereto.
On January 12, 2026, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with PE Titan CS Holdings L.P., an affiliate of Platinum Equity (the “PE Holder”). Pursuant to the Investor Rights Agreement, the PE Holder has the right to nominate (i) two members of the Board, for so long as it, together with its affiliates, continues to hold at least 10% of the outstanding shares of the Company’s Class A Common Stock, and (ii) one member of the Board so long as it, together with its affiliates, continues to hold less than 10% but more than 5% of the outstanding shares of Class A Common Stock. In addition, the Investor Rights Agreement provides that the PE Holder and its affiliates are allowed to freely pursue any business opportunity. Pursuant to the Investor Rights Agreement, the PE Holder agreed to be subject to a lock-up period of 90 days following the Husky Transaction, subject to early release by the Company.
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
Liquidity
The Company's primary sources of liquidity are its existing cash and cash equivalents balances and funding from its wholly-owned subsidiary, GPGI Holdings. GPGI Holdings' primary sources of liquidity are its existing cash and cash equivalents balances, short-term investments, cash flows from operations and borrowings on its term loan, revolving credit facility, and senior secured notes. The Company’s primary cash requirements include limited operating expenses relating primarily to public company expenses such as directors and officers insurance, professional fees, payments to taxing authorities, payments related to the tax receivable agreement, stock exchange listing fees, and transaction related expenses. The Company anticipates that its operations will continue to be funded

GPGI, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions, except per share and par value amounts; shares in millions)
by GPGI Holdings. Funds transferred from GPGI Holdings to the Company are treated as distributions to the Company and a reduction of equity method investment.
11. SUBSEQUENT EVENTS
On November 5, 2026, the Company announced that its board of directors declared a quarterly cash dividend of $0.0025 per share on the Class A Common Stock. The dividend represents an annualized distribution of approximately $2.9.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
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
($ amounts in millions, except per share; share in millions)
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
On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI, through GPGI Holdings, would combine with Husky Technologies Limited for an enterprise value of approximately $4,976.0 financed with debt, cash, and shares of GPGI’s Class A Common Stock (“Husky Transaction”). On January 12, 2026, the Company completed the business combination ("Husky Transaction Date").
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
Economic Conditions
Economic tensions and changes in international trade policies, including new tariffs introduced by the U.S. last year, as well as ongoing geopolitical instability in certain regions, including the Middle East, have in the past impacted and could in the future impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products is obtained, directly or indirectly, from companies located outside

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
of the United States, and disruptions arising from geopolitical conflicts or heightened tensions in the Middle East have in the past and could in the future further affect global supply chains, transportation routes, or input costs. Additionally, a significant downturn in the domestic or global economy has in the past and may in the future cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic, trade, or political conditions continue or further deteriorate, our business, financial condition, and results of operations could be materially adversely affected.
Key Components of Results of Operations
Following the Spin‑Off on February 28, 2025, the Company no longer consolidates GPGI Holdings and instead accounts for its investment in GPGI Holdings under the equity method. The components of results of operations presented below primarily relate to the operations of GPGI Holdings prior to the Spin-Off when the Company consolidated GPGI Holdings' operating results. Subsequent to the Spin‑Off, the Company’s activities have been limited primarily to non‑revenue‑generating functions, including maintaining its stock market listing, compliance with public company reporting obligations, obligations under the tax receivable agreement ("TRA"), warrant liability remeasurement, earnout consideration, transaction expenses, and income recognized from its equity method investment. Husky’s results of operations have been included in GPGI Holdings' results from the Husky Transaction Date through September 30, 2026 as an equity method investment in GPGI Holdings. Husky’s results are not included in the results of operations for the three and nine months ended September 30, 2025, or prior to the completion of the Husky Transaction which limits comparability between periods.
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
($ amounts in millions, except per share; share in millions)
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
Results of Operations - Three Months Ended September 30, 2026 compared with Three Months Ended September 30, 2025
Reflecting the change to equity method accounting after the Spin-Off, the following table presents the Company’s results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net sales	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Operating expenses:
Selling, general and administrative expenses	5.8	9.9	(4.1)	(41.4)%
Income (loss) from operations	(5.8)	(9.9)	4.1	(41.4)%
Other income (expense), net	—	(174.6)	174.6	(100.0)%
Income (loss) before income taxes	(5.8)	(184.5)	178.7	(96.9)%
Income tax (expense) benefit	7.0	(29.8)	36.8	(123.5)%
Income (loss) before earnings in equity method investment	1.2	(214.3)	215.5	(100.6)%
Earnings (losses) in equity method investment	74.8	39.6	35.2	88.9%
Net income (loss)	$76.0	$(174.7)	$250.7	(143.5)%

	Three Months Ended September 30,
	2026	2025
Gross margin	0.0%	0.0%
Operating margin	0.0%	0.0%

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
Net Sales
The Company’s net sales for the three months ended September 30, 2026 and 2025 were $0.0 due to the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $509.6 of net sales for the three months ended September 30, 2026, which increased by $388.7, or 321.5% from $120.9 of net sales for the three months ended September 30, 2025. The increase was driven by the incremental revenues generated from the Husky business along with 16% organic growth at the CompoSecure business.
Gross Profit and Gross Margin
The Company’s gross profit and gross margin for the three months ended September 30, 2026 and 2025 were $0.0 and 0.0% due to the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $208.9 of gross profit for the three months ended September 30, 2026, compared to $71.3 of gross profit for the three months ended September 30, 2025. The increase was driven by the incremental gross profit generated from the Husky business along with organic growth and margin expansion at the CompoSecure business.
Operating Expenses
The Company's operating expenses for the three months ended September 30, 2026 was $5.8 compared to $9.9 for the three months ended September 30, 2025. The decrease of $4.1 was driven mostly by a decrease in professional fees partially offset by an increase in stock-based compensation expense from independent contractors now being recognized by the Company after the loss of common control with Resolute Holdings subsequent to the Husky Transaction Date. GPGI Holdings incurred $100.0 of operating expenses for the three months ended September 30, 2026, compared to $29.6 of operating expenses for the three months ended September 30, 2025. The increase was driven by transaction costs and the incremental operating expenses associated with the Husky business.
Income (Loss) from Operations and Operating Margin
The Company's loss from operations for the three months ended September 30, 2026 was $5.8 compared to $9.9 for the three months ended September 30, 2025. The Company’s operating margin was 0.0% for the three months ended September 30, 2026 and September 30, 2025 due to the deconsolidation of GPGI Holdings on February 28, 2025. The decrease in loss from operations was driven by lower selling, general and administrative expenses. GPGI Holdings had an income from operations of $108.9 for the three months ended September 30, 2026 compared to an income from operations of $41.7 for the three months ended September 30, 2025. The increase was primarily attributable to the Husky acquisition, as well as improved operating performance at CompoSecure.
Other Income (Expense), net
The Company's other income (expense) for the three months ended September 30, 2026 was $0.0 compared to $174.6 of other expense for the three months ended September 30, 2025. The decrease in other expenses of $174.6 was mostly due to the prior year revaluation of the warrant liability of $117.3 and liability associated with earnout consideration of $57.6. GPGI Holdings had other expense of $32.1 for the three months ended September 30, 2026 compared to other expense of $2.1 for the three months ended September 30, 2025. The increase in other expense was predominantly driven by a $28.8 increase in interest expense.
Earnings (Losses) in Equity Method Investment
Beginning February 28, 2025, the Company recognizes its share of GPGI Holdings’ net income within "Earnings (losses) in equity method investment" which totaled earnings of $74.8 for the three months ended September 30, 2026 as compared to $39.6 for the three months ended September 30, 2025. Refer to Note 3 in the unaudited condensed consolidated financial statements for the results of our equity method investment.
Income Tax (Expense) Benefit
The Company's income tax benefit for the three months ended September 30, 2026 was $7.0 compared to income tax expense of $29.8 for the three months ended September 30, 2025. The $36.8 increase to the income tax benefit is mainly due to the effect of non-deductible revaluation of warrant and earnout consideration liabilities in 2025, partially offset by a smaller loss before income taxes in 2026 when applying the annual effective tax rate.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
Net Income (Loss)
The Company's net income for the three months ended September 30, 2026 was $76.0 compared to net loss of $174.7 for the three months ended September 30, 2025. The net income during the three months ended September 30, 2026 was driven largely by the earnings (losses) in equity method investment of $74.8. The net loss during the three months ended September 30, 2025 was largely driven by other expense of $174.6.
Results of Operations - Nine Months Ended September 30, 2026 compared with Nine Months Ended September 30, 2025
Reflecting the change to equity method accounting after the Spin-Off, the following table presents the Company’s results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net sales	$—	$59.8	$(59.8)	(100.0)%
Cost of sales	—	31.1	(31.1)	(100.0)%
Gross profit	—	28.7	(28.7)	(100.0)%
Operating expenses:
Selling, general and administrative expenses	70.8	35.3	35.5	100.6%
Income (loss) from operations	(70.8)	(6.6)	(64.2)	972.7%
Other income (expense), net	(27.9)	(211.1)	183.2	(86.8)%
Income (loss) before income taxes	(98.7)	(217.7)	119.0	(54.7)%
Income tax (expense) benefit	2.2	(55.0)	57.2	(104.0)%
Income (loss) before earnings in equity method investment	(96.5)	(272.7)	176.2	(64.6)%
Earnings (losses) in equity method investment	(12.2)	93.4	(105.6)	(113.1)%
Net income (loss)	$(108.7)	$(179.3)	$70.6	(39.4)%

	Nine Months Ended September 30,
	2026	2025
Gross margin	0.0%	48.0%
Operating margin	0.0%	(11.0)%
Net Sales
The Company's net sales for the nine months ended September 30, 2026 was $0.0 compared to $59.8 for the nine months ended September 30, 2025. The decrease in net sales of $59.8 or 100.0% was driven by the deconsolidation of GPGI Holdings on February 28, 2025. GPGI Holdings generated $1,390.6 of net sales for the nine months ended September 30, 2026 compared to $344.3 of net sales for the nine months ended September 30, 2025. The increase was driven by the incremental revenues generated by Husky from the Husky Transaction Date along with 18% organic growth from the CompoSecure business.
Gross Profit and Gross Margin
The Company's gross profit for the nine months ended September 30, 2026 was $0.0 compared to $28.7 for the nine months ended September 30, 2025. The decrease in gross profit was due to the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings generated $529.5 of gross profit for the nine months ended September 30, 2026, compared to $194.6 of gross profit for the nine months ended September 30, 2025. The increase was driven by the incremental gross profit generated by Husky from the Husky Transaction Date along with organic growth and margin expansion at the CompoSecure business.
Operating Expenses
The Company's operating expenses for the nine months ended September 30, 2026 was $70.8 compared to $35.3 for the nine months ended September 30, 2025. The increase in operating expenses of $35.5 was driven

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
primarily by transaction costs associated with the Husky Transaction. GPGI Holdings incurred $409.0 of operating expenses for the nine months ended September 30, 2026 compared to $85.4 of operating expenses for the nine months ended September 30, 2025. The increase was driven primarily by the incremental operating expenses associated with the Husky business from the Husky Transaction Date.
Income (Loss) from Operations and Operating Margin
The Company's loss from operations for the nine months ended September 30, 2026 was $70.8 compared to a loss from operations of $6.6 for the nine months ended September 30, 2025. The Company’s operating margin for the nine months ended September 30, 2026 was 0.0% compared to (11.0)% for the nine months ended September 30, 2025. The decrease in income from operations was driven by the deconsolidation of GPGI Holdings as a result of the Spin-Off on February 28, 2025. GPGI Holdings had income from operations of $120.5 for the nine months ended September 30, 2026 compared to income from operations of $109.3 for the nine months ended September 30, 2025. The increase in income from operations was primarily driven by income from operations of the Husky business and organic growth at CompoSecure, partially offset by transaction costs associated with the Husky Transaction.
Other Income (Expense), net
The Company's other expense for the nine months ended September 30, 2026 was $27.9 as compared to other expenses of $211.1 for the nine months ended September 30, 2025. The decrease in other expenses of $183.2 primarily relates to non-recurrence of $209.9 of prior year changes in the fair value of warrant liability and earnout consideration liability, offset in part by a $28.1 loss on remeasurement of the TRA liability in the current period. GPGI Holdings had other expense of $105.4 for the nine months ended September 30, 2026 compared to other expenses of $6.6 for the nine months ended September 30, 2025. The increase was largely driven by higher interest expense.
Earnings (Losses) in Equity Method Investment
The Company recognizes its share of GPGI Holdings’ net income (loss) within "Earnings (losses) in equity method investment" which during the nine months ended September 30, 2026 accumulated losses of $12.2 as compared to earnings of $93.4 for the nine months ended September 30, 2025. The decline in earnings was due to the impact of the Husky Transaction. Refer to Note 3 in the unaudited condensed consolidated financial statements for the results of our equity method investment.
Income Tax (Expense) Benefit
The Company's income tax benefit for the nine months ended September 30, 2026 was $2.2 compared to income tax expense of $55.0 for the nine months ended September 30, 2025. The $57.2 increase to the income tax benefit is mainly due to the effect of non-deductible revaluation of warrant and earnout consideration liabilities in 2025, partially offset by a smaller loss before income taxes in 2026, in applying the annual effective tax rate. This is further adjusted for the gain on the spin-off in 2025 and the revaluation of the deferred tax balance as a result of the Husky Transaction.
Net income (loss)
The Company's net loss for the nine months ended September 30, 2026 was $108.7 compared to net loss of $179.3 for the nine months ended September 30, 2025. The net loss during the nine months ended September 30, 2026 was driven largely by transaction costs related to the Husky Transaction, the loss on remeasurement of the TRA liability and losses in equity method investment. The net loss during the nine months ended September 30, 2025 was largely driven by other expenses of $211.1.
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
($ amounts in millions, except per share; share in millions)
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
The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2026 and September 30, 2025, respectively.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net income (loss)	$76.0	$(174.7)	$250.7	(143.5)%
Add:
Depreciation and amortization(4)	32.6	2.3	30.3	1317.4%
Income tax expense (benefit)	(5.0)	29.8	(34.8)	(116.8)%
Interest expense, net(1)	32.1	1.8	30.3	1683.3%
EBITDA	135.7	(140.8)	276.5	(196.4)%

Stock-based compensation	6.6	5.8	0.8	13.8%
Mark to market adjustments, net(2)	—	174.9	(174.9)	(100.0)%
Additional earnout cost	—	5.0	(5.0)	(100.0)%
Husky Transaction costs(3)	1.0	2.8	(1.8)	(64.3)%
Foreign exchange (gain) loss	0.3	—	0.3	—%
Severance costs	2.5	—	2.5	—%
Loss on disposal of assets	0.2	—	0.2	—%
Adjusted EBITDA	$146.3	$47.7	$98.6	206.7%
(1) Includes amortization of deferred financing costs for the three months ended September 30, 2026 and     September 30, 2025.
(2) Includes the changes in fair value of warrant liability and earnout liability for the three months ended September 30, 2025.
(3) Husky Transaction costs for the three months ended September 30, 2026 primarily include advisory, legal and other professional fees incurred in connection with the Husky Transaction.
(4) Depreciation and amortization includes $18.7 of acquisition‑related fair value step‑ups related to the Husky Transaction for the three months ended September 30, 2026.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net income (loss)	$(108.7)	$(179.3)	70.6	(39.4)%
Add:
Depreciation and amortization(5)	156.2	6.9	149.3	2163.8%
Income tax expense (benefit)	25.1	55.0	(29.9)	(54.4)%
Interest expense, net(1)	94.5	6.3	88.2	1400.0%
EBITDA	167.1	(111.1)	278.2	(250.4)%

Stock-based compensation	16.7	16.6	0.1	0.6%
Mark to market adjustments, net(2)	—	209.9	(209.9)	(100.0)%
Additional earnout cost	—	5.0	(5.0)	(100.0)%
Husky Transaction costs(3)	95.2	2.8	92.4	3300.0%
Loss on debt extinguishment(6)	10.6	—	10.6	—%
Loss on remeasurement of TRA liability	28.1	—	28.1	—%
Foreign exchange (gain) loss	(3.9)	—	(3.9)	—%
Severance costs	6.7	—	6.7	—%
Loss on disposal of assets	1.1	—	1.1	—%
Fair value inventory step-up(6)	23.6	—	23.6	—%
Spin-Off costs(4)	—	5.6	(5.6)	(100.0)%
Adjusted EBITDA	$345.2	$128.8	$216.4	168.0%
(1) Includes amortization of deferred financing costs for the nine months ended September 30, 2026 and September 30, 2025.
(2) Includes the changes in fair value of warrant liability and earnout liability for the nine months ended September 30, 2025.
(3) Husky Transaction costs for the nine months ended September 30, 2026 primarily include advisory, legal and other professional fees incurred in connection with the Husky Transaction.
(4) Spin-Off costs for the nine months ended September 30, 2025 represent expenses incurred in connection with the Spin-Off completed on February 28, 2025.
(5) Depreciation and amortization includes $115.8 of acquisition‑related fair value step‑ups related to the Husky Transaction for the nine months ended September 30, 2026.
(6) There were measurement period adjustments reflected in the condensed consolidated statements of operations in a prior period related to the Husky Transaction.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
The following unaudited table presents the reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for the periods indicated below. The presentation below does not include a full tax provision and applies a blended tax rate to its income before taxes and to all adjustments in aggregate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$76.0	$(174.7)	$(108.7)	$(179.3)
Add: Provision for income taxes	(5.0)	29.8	25.1	55.0
Income (loss) before income taxes	71.0	(144.9)	(83.6)	(124.3)
Add: Mark-to-market adjustments (1)	—	174.9	—	209.9
Add: Stock-based compensation	6.6	5.8	16.7	16.6
Less: Proforma management fees	—	—	—	(2.0)
Add: (Gain) loss on debt extinguishment	—	—	10.6	—
Add: Additional earnout cost	—	5.0	—	5.0
Add: Husky Transaction costs	1.0	2.8	95.2	2.8
Add: Loss on remeasurement of TRA liability	—	—	28.1	—
Add: Foreign exchange (gain) loss	0.3	—	(3.9)	—
Add: Severance costs	2.5	—	6.7	—
Add: Loss on disposal of assets	0.2	—	1.1	—
Add: Spin-Off costs	—	—	—	5.6
Add: Fair value inventory step-up	—	—	23.6	—
Add: Purchase accounting amortization and depreciation	18.7	—	115.8	—
Adjusted net income (loss) before tax	100.3	43.6	210.3	113.6
Income tax expense (2)	24.1	9.6	50.5	25.1
Adjusted net income: basic	$76.2	$34.0	$159.8	$88.5
Common shares outstanding used in computing adjusted net income per share, basic:
Class A common shares	289.9	110.3	283.3	105.3
Adjusted EPS - basic	$0.26	$0.31	$0.56	$0.84

Diluted:
Adjusted net income - diluted	$76.2	$34.0	$159.8	$88.5
Adjusted net income used in computing net income per share, diluted	76.2	34.0	159.8	88.5
Common shares outstanding used in computing adjusted net income per share, diluted:
Warrants (3)	—	1.7	—	1.4
Equity awards	2.5	5.1	3.1	4.1
Total shares outstanding used in computing net income per share - diluted	292.4	117.1	286.4	110.8
Adjusted EPS - diluted	$0.26	$0.29	$0.56	$0.80
(1) Includes the changes in fair value of warrant liability and earnout liability for three and nine months ended September 30, 2025.
(2) Reflects current and deferred income tax expenses. For the three and nine months ended September 30, 2025 it was calculated using the Company's blended tax rate. For the three and nine months ended September 30, 2026, it was calculated by applying the Company's assumed effective tax rate.
(3) Treasury stock method utilized a valuation at fair market value of $14.47 for the three and nine months ended September 30, 2025.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
Critical Accounting Policies and Estimates
Critical accounting policies are detailed in the 2025 Annual Report and reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for critical accounting policies adopted since the 2025 Annual Report.
Recently Adopted Accounting Policies
Reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements since the filing of the Company’s 2025 Annual Report.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances funded from its wholly owned subsidiary, GPGI Holdings, which are treated as distributions from GPGI Holdings to the Company, and potential proceeds from the sale of stock. The Company’s primary cash requirements are for operating expenses relating to public company expenses such as directors and officers insurance, professional fees, stock exchange listing fees, transaction expenses, and TRA distributions. GPGI Holdings' primary sources of liquidity are from its existing cash and cash equivalents balances, cash flows from operations and debt borrowings. GPGI Holdings’ primary cash requirements are for operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
As of September 30, 2026, the Company had cash and cash equivalents of $5.5 and debt principal outstanding of $0.0, and GPGI Holdings had cash and cash equivalents of $170.3, and total debt principal outstanding of $2,097.0. As of December 31, 2025, the Company had cash and cash equivalents of $114.6 and debt principal outstanding of $0.0, and GPGI Holdings had cash and cash equivalents of $157.0, investment in US treasury bills of $41.0 and total debt principal outstanding of $186.3. The decrease in cash and cash equivalents of the Company was due to the investment in GPGI Holdings to partially fund the Husky Transaction. The decrease in cash and cash equivalents and short-term investments at GPGI Holdings and the increase in debt was to fund the Husky Transaction.
The Company believes that available cash and cash equivalents as of September 30, 2026 of $5.5 and distributions from GPGI Holdings are sufficient to meet the liquidity needs of the Company. The Company anticipates that to the extent that the Company, including GPGI Holdings, requires additional liquidity, it will be funded through borrowings on GPGI Holdings' revolving credit facility, the incurrence of other indebtedness, or a combination thereof and/or offering of the Company's equity or debt securities in capital markets. The Company cannot be assured that it or GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of the Company and GPGI Holdings and their ability to meet their obligations and their capital requirements are also dependent on the future financial performance of GPGI Holdings, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, we cannot be assured that GPGI Holdings will generate sufficient cash flows from operations or that future capital will be available from additional indebtedness or other sources to meet the liquidity needs of the Company and GPGI Holdings. We have announced plans to use acquisitions as part of our growth strategy. As we pursue acquisitions, the Company and/or GPGI Holdings may incur additional equity or debt to complete such acquisitions.
On November 3, 2025, the Company called for redemption all of its issued and outstanding redeemable warrants. During the year ended December 31, 2025, the Company received $156.2 of cash and issued 21.2 shares in connection with exercises of the warrants by the holders thereof. As of September 30, 2026 and December 31, 2025, no warrants remained outstanding.
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
($ amounts in millions, except per share; share in millions)
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
The Company continues to evaluate its capital allocation priorities, including deleveraging GPGI Holdings’ balance sheet over time, managing working capital requirements of the larger post‑combination enterprise, and maintaining sufficient liquidity to fund integration activities, strategic investments, and ongoing operations. As of September 30, 2026, the Company believes it has adequate liquidity to meet its near‑term and long‑term obligations through cash on hand and distributions from GPGI Holdings, and available debt capacity under the New Revolving Facility, or other equity or debt sources as may be needed.
Net Cash Provided by (Used in) Operating
Cash used in the Company’s operating activities for the nine months ended September 30, 2026 was $45.5 compared to $9.0 during the nine months ended September 30, 2025. The increase in cash used of $36.5 was primarily attributable to payments of Husky Transaction costs, partially offset by lower cash paid for income taxes.
Net Cash Provided by (Used in) Investing
Cash used in the Company’s investing activities for the nine months ended September 30, 2026 was $2,008.8 compared to $60.7 during the nine months ended September 30, 2025. The increase in cash used of $1,948.1 was primarily due to the investment in GPGI Holdings for the Husky Transaction partially offset by distributions from GPGI Holdings. Cash used in investing activities for the nine months ended September 30, 2025 primarily relates to the GPGI Holdings cash deconsolidated due to the execution of the CompoSecure Management Agreement and as a result of the Spin-Off.
Net Cash Provided by (Used in) Financing
Cash provided by the Company’s financing activities for the nine months ended September 30, 2026 was $1,945.2 compared to $119.6 for the nine months ended September 30, 2025. The increase in cash provided by financing activities of $1,825.6 for the nine months ended September 30, 2026 was primarily due to proceeds received from the issuance of the PIPE shares for the Husky Transaction of $1,962.0. Cash provided by financing activities for the nine months ended September 30, 2025 primarily relates to proceeds from the exercise of warrants of $154.4 partially offset by payments related to net share settlement of equity awards of $18.0 and purchase of treasury shares of $12.2.
Contractual Obligations
A summary of the minimum contractual obligations of the Company relating to its material outstanding contractual commitments is included in Note 8 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The Company's long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. Other than the Company's obligations under the TRA as described in Note 8 of the unaudited condensed consolidated financial statements, the Company did not have any material contractual obligations.

GPGI, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ amounts in millions, except per share; share in millions)
Financing
The Company is party to the GPGI Holdings Credit Facility with various banks and is the issuer of the Senior Secured Notes. For more information on GPGI Holdings' historical debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Company's financial statements included in its 2025 Annual Report.

GPGI, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
($ amounts in millions)
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
GPGI Holdings is exposed to interest rate risk on certain debt obligations. As of September 30, 2026, GPGI Holdings had $2,097.0 in debt outstanding, of which $1,197.0 was variable rate debt.
The Company performed a sensitivity analysis based on the principal amount of GPGI Holdings' debt outstanding as of September 30, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $12.0 on an annual basis.

GPGI, INC.
Item 4. Controls and Procedures

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On January 12, 2026, we completed our combination with Husky Technologies Limited. We continue to integrate policies, processes, people, technology and operations for the combined Company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than in connection with these integration activities, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of the State of Nevada, in Clark County, Nevada (the “Eighth Judicial District Court”) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or controlling stockholder in such capacity to us or our stockholders, any action asserting a claim arising pursuant to NRS Title 7, our articles of incorporation or our bylaws, including any internal action (as defined in NRS 78.046) or any action asserting a claim governed by the internal affairs doctrine. However, if the Eighth Judicial District Court lacks jurisdiction over such action, the action may be brought in another court of the State of Nevada or, if no court of the State of Nevada has jurisdiction, then in the United States District Court for the District of Nevada. Additionally, our articles of incorporation state that the foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
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
Our articles of incorporation contain a provision renouncing our interest and expectancy in certain corporate opportunities that may prevent us from receiving the benefit of certain corporate opportunities.
Our articles of incorporation, to the extent permitted by NRS 78.070(8), renounce any interest or expectancy in certain business opportunities involving our directors and officers, which will allow such directors and officers to pursue those business opportunities without being liable to us or our stockholders for a breach of fiduciary duties arising out of such opportunities. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by directors and/or officers to themselves or their affiliates instead of to us.
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
We are and may in the future be subject to securities litigation, which is expensive and could divert management attention.
Our securities prices have been and may in the future be volatile. We, and other companies that have experienced volatility in the market price of our and their securities, have been and may in the future be subject to securities class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
On March 6, 2024, we announced that our Board of Directors (“Board”) had authorized a program to repurchase up to $40.0 (increased to up to $100.0 in February 2025) in the aggregate of our outstanding shares of Class A Common Stock (“Repurchase Program”). The Repurchase Program is effective March 7, 2024 through March 7, 2027. Repurchases of securities under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, tender offers, or by other methods, at the discretion of the management of the Company in accordance with our governing documents, instruments governing our indebtedness, and other applicable legal requirements. Repurchases of shares of Class A Common Stock will be in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount of shares of Class A Common Stock and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Any shares of Class A Common Stock repurchased under the program may either be returned to the status of authorized but unissued shares of Class A Common Stock or held as treasury stock.
There were no repurchases under the Repurchase Program during the quarter ended September 30, 2026. As of September 30, 2026, $87.8 of the repurchase authorization under the Repurchase Program remained available.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

3.1	Articles of Incorporation of GPGI, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

3.2	Bylaws of GPGI, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39687), filed with the SEC on June 5, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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
Date: November 6, 2026